Form 10-Q
period 1995-07-31
ROCKY MOUNTAIN MINERALS INC
filed 1995-08-31
CIK 312583

FORM 10-Q

                     SECURITIES  AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 31, 1995

                                     OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                 to

Commission file number: 0-9060

                         ROCKY MOUNTAIN MINERALS, INC.
           (Exact name of Registrant as specified in its charter)

           Wyoming                                        83-0221102
(State or other jurisdiction of                 (IRS Employer Identification
 incorporation or organization)                             Number)

                   5801 Lumberdale, Houston, Texas  77092
            (Address of principal executive offices and Zip Code)


                               (713) 683-0939
                       Registrant's telephone number


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days:   Yes  X .  No     .

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  _ .  No    .

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
Class                                            Outstanding at July 31, 1995
Common stock, $.001 par value                               85,179,239 shares

                     PART I.  FINANCIAL INFORMATION

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                                 ASSETS

(Amounts in thousand, except per share data)
                                          October 31,   July 30,
                                            1994          1995
                                         (Unaudited)   (Unaudited)
ASSETS
Current Assets:
   Cash                                   $     14      $      35
   Accounts Receivable                           -              -
   Assets held for sale                        122            122
                                         _________      _________
Total current assets                           136            157

OTHER ASSETS
   Investment in Affiliated Company            283            209
   Note Receivable                              40             40
   Accured Interest Receivable                  25             31
                                          ________       ________
                                               348            280
Property and equipment
less accumulated depreciation and depletion
of $66,811 and $66,811
   Equipment                                    32             32
   Undeveloped mineral interest                402            402
   Developed mine dumps and tailings         1,882          1,882
   Producing oil and gas properties              2              2
                                        __________      _________
                                             2,318          2,318
                                        __________     __________
TOTAL ASSETS                                 2,802          2,755




                         See accompanying notes.

                                   (1)

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
                                        October 31,    July 31,
                                           1994          1995
                                        (Unaudited)   (Unaudited)

Current liabilities:
   Accounts Payable                     $       25     $       33
   Other accrued liabilities                    63             63
                                        __________     __________
Total current liabilities                       88             96

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 26,240,450 shares
     issued and outstanding                 1,280          1,280

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     85,179,239 shares issued and
     outstanding                               85             85

   Capital in excess of par value           4,339          4,339
   Deficit accumulated during the
     development stage                     (2,990)        (3,045)
                                       __________      _________

Total stockholder's equity                  2,714          2,659
                                       __________     __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                         2,802          2,755








                         See accompanying notes.

                                   (2)

                  ROCKY MOUNTAIN MINERALS, INC.
                   (A Development Stage Company)

                       STATEMENT OF OPERATIONS
                            (Unaudited)

                                 For the Three Months     For the Nine Months
                                   Ended July 31,           Ended July 31,
                                 1994            1995     1994           1995



Revenues:
  Interest                          -               -          -            -
  Royalty and lease bonus           0               0     25,000       25,000
                               ______         _______     ______      _______
                                    0               0     25,000       25,000

Costs and expenses:
  General and administrative        -           2,477          -        4,955
  Depreciation, depletion
   and amortization                 -               -          -            -
  Interest                          -               -          -            -
                             ________         _______    _______      _______

Net Income (loss)(Note 2)           0          (2,477)    25,000       20,045



Loss per share (Note 3):      $     0       $      0    $      0     $      0

                              ========       ========   ========     ========












                           See accompanying notes.
                                    (3)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                   ASSETS
                                          For the Nine Months
                                                July 31,
                                           1994           1995

Cash Flows from Operating Activities:
   Net (loss)                           $  25,000     $  20,045
   Adjustments to reconcile
      Net (loss) to
   Net cash used in Operating Activities:
     Depreciation, Depletion
       and Amortization                         -             -
     Other items - Net                          -             -
                                        _________      ________
   Net Cash used in Operating Activities   25,000        20,045
                                        _________      ________

Cash Flows from Investing Activities:
   Acquisition of Property & Equipment $        -    $        -
   Net Cash provided by (used in)
     Investing Activities                       -             -
                                        _________     _________

Cash Flows from Financing Activities:
   Proceeds from Payment on Long Term
     Debt                                       -             -
   Net Cash provided by (used in)
     Investing Activities                       -             -
                                        _________      ________
Increase (Decrease) in Cash                25,000        20,045

Cash at beginning of period                25,000        14,495
                                         _________     ________

Cash at end of period                   $  25,000      $ 34,540

                                        =========      ========

                           See accompanying notes.
                                     (4)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1995, and the results of operations for the three months and nine months ended July 31, 1995 and 1994, and cash flows for the nine months ended July 31, 1995 and 1994.

(2) No provision for income taxes is required for the period ended July 31, 1995 or 1994, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

(3) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during the period; three months and nine months ended July 31, 1994, 95,675,419 shares; three months and nine months ended July 31, 1995, 95,675,419 shares. Shares issuable under stock options and warrants have been excluded, since they would be antidilutive.















                                     (5)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)


On April 22, 1988 the Registrant and Quillium Nominees, Pty., Ltd. ("Quillium"), consummated the Stock Purchase Agreement dated July 17, 1987, whereby the Registrant received $1,000,000 of gross proceeds upon the issuance of 33,333,000 shares of its Common Stock ($.03 per share). The Registrant also agreed to grant Quillium an option to acquire 33,333,000 shares of its Common Stock at a price of $.05 per share exercisable at any time prior to January 31, 1991. This option was not exercised and has terminated.

The Registrant has used a portion of the Quillium proceeds to conduct geologic studies, exploration work and maintenance on the Registrant's mining properties. In addition, the Registrant has conducted mineral exploratory studies on other precious and base mineral properties both in the western United States and Australia. The Registrant has also invested significant funds to the development of a waste management company, which is controlled by certain officers, directors and significant shareholders of the Registrant.













                                     (6)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Registrant was organized on May 19, 1978, and prior to November 1, 1983, was considered to be a mining company in the exploratory stage and is currently a development stage company, as defined by SFAS No. 7.

There were no milling operations and therefore no revenues from milling for the nine months ended July 31, 1993 and 1994. Management anticipates that operations will not be commenced until such time as the Registrant establishes additional ore reserves and the price of gold increases. On January 9, 1990, the Registrant entered into a Mineral Lease Agreement with FMC Minerals Corporation ("FMC") whereby FMC agreed to contribute $1,000,000 to the exploration and development of the Registrant's Rochester property. FMC has the right to terminate this Lease Agreement at any time. The
Lease Agreement was terminated May, 1992.

On February 19, 1993, the Registrant entered into a Mineral Lease Agreement with Rouetel, Inc., a Washington corporation whereby Rouetel agreed to expend funds to develop and explore the Registrants Rochester property. The Registrant retained a 5% Net Semlter Return from future production as well as a minimum advance royalty of $25,000 to be paid annually and recoverable from any future production. Rouetel has the right to terminate this Lease Agreement at any time. The terms of the Mineral Lease Agreement requires Rouetel to perform all necessary assessment work mandated by local, state and federal agencies, as well as comply with all required environmental laws.





























                                     (7)
PART II.  OTHER INFORMATION
                        ROCKY MOUNTAIN MINERALS, INC.


Item 6 Exhibits and Reports on From 8-K

  a.  Exhibits

      Exhibits 27.  Financial Data Schedule

  b.  Reports on Form 8-K

      No reports have been filed on Form 8-K during this quarter.







                                 SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  ROCKY MOUNTAIN MINERALS, INC.
                                  Registrant





Date:  August 31, 1995            Richard Bain
                                  Richard Bain
                                  Principal Financial Officer


Date:  August 31, 1995            Richard Bain
                                  Richard Bain
                                  Principal Executive Officer








                                     (8)