Form 10-K
period 1995-10-31
ROCKY MOUNTAIN MINERALS INC
filed 1996-01-18
CIK 312583

FORM 10-K

                    SECURITIES  AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
[CAPTION]
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1995

                                    OR

          TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition period from                 to

Commission file number: 0-9060

                         ROCKY MOUNTAIN MINERALS, INC.
          (Exact name of Registrant as specified in its charter)

           Wyoming                                        83-022110
(State or other jurisdiction of                  (IRS Employer Identification
 incorporation or organization)                             Number)

    5801 Lumberdale, #243
      Houston, Texas                                        77092
  (Address of principal executive offices)                 (Zip Code)

                              (713) 683-0939
                      Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.001 Par Value
                             (Title of class)

       $.015 Cumulative Convertible Preferred Stock, $.05 Par Value
                             (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days:   Yes  X .  No     .

Aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the average of the bid and asked prices of these shares on the over-the-counter market) as of October 31, 1995: $410,440.

Class                                        Outstanding at October 31, 1995
Common stock, $.001 par value                         85,433,239 shares

                        ROCKY MOUNTAIN MINERALS, INC.
                                  FORM 10-K

                                    PART I

Item 1.  Business

     (a)  General Development of Business

     Rocky Mountain Minerals, Inc. (the "Registrant") was incorporated under the laws of the State of Wyoming on February 21, 1974, and commenced operations on May 19, 1978. The Registrant has been engaged primarily in the acquisition, development, exploration and operation of mineral properties through the location, lease, or purchase of patented and unpatented lode mining and placer mining claims. The Registrant has no proven mineral reserves. In prior years and to a lesser extent, the Registrant was engaged in the acquisition, development and sale of oil and gas properties. However, during the year ended October 31, 1982, the Registrant disposed of the majority of its oil and gas properties.

     Since the beginning of the 1995 fiscal year, the Registrant was not involved in any bankruptcy, receivership or similar proceedings, nor did it engage in any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets otherwise than in the ordinary course of business, except as set forth below.

     During fiscal year 1995 the Registrant did not acquire, develope, operate or explore for any mineral properties. The Company's only active participation in the mineral industry was through its Mineral Lease Agreement, dated February, 1993 for the development of the Registrant's Rochester property located in Madison County, Montana (see Item 1 (c)(1)(i) Mineral Exploration). The Rochester property is being evaluated by another party for the potential development, operation and recovery of gold and silver. There is no assurance this mineral property will be developed or produce gold or silver.

     (a)(2)  Not applicable.

     (b)  Financial Information About Industry Segments

          Not applicable.

     (c)  Narrative Description of Business


Glossary of Terms

     Carried Working Interest: A working interest which is not required to pay its share of costs of operations when incurred, but which does not participate in production until its share of the costs advanced by another party has been recovered by such party out of the carried party's share, subject to its proportionate burden of royalties.

     Cyanide Process or Circuit: A process utilized to remove certain metals (such as gold and silver) from metal-bearing material by dissolving the gold in a cyanide solution then removing the free metals from the solution by electrolysis.

     Dump: A pile of rock that has been extracted from a mine which was not considered to be commercial when mined and which has not been subjected to the milling process.

     Farmout: An agreement whereby the owner of a working interest agrees to assign his interest while retaining some interest (such as an overriding royalty interest or production payment) subject to the performance of specified work on the property. The owner substantially reduces his interest in the property unless he pays some of the costs of exploration.

     Gross Acre: A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

     Joint Venture: A business activity entered into and carried on by two or more parties who participate and share in costs and profits on a negotiated basis.

     Lode Mining Claim: Deposits subject to lode claims include classic veins or lodes having well-defined boundaries, rock in place bearing valuable minerals and broad zones of mineralized rock.

     Mill: A mineral treatment plant in which crushing, wet grinding and further treatment of mineralized material is conducted to concentrate the minerals.

     Mineralization. The overall ore genesis process resulting from the deposit of mineral traces within a rock or other geological structure. Mineralization may be an indication of a commercial ore body but generally is not economically viable unless such an ore body is found.

     Mineralized (or Metal-Bearing) Material: Rock containing gold, silver, copper, lead and/or other metals. If the rock contains enough metal to have commercial value, it is referred to as ore.

     Net Acre: A net acre is deemed to exist when the sum of the fractional ownership of working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres, expressed as whole numbers and fractions thereof.

     Non-Ferrous:  Metals other than iron and its alloys in steel.

     Ore Body: An ore body is an economically recoverable deposit of minerals, the extent of which has been defined through extensive sampling by drilling or otherwise.

     Ore Concentrate: The valuable mineral extracted from the host rock which has been subjected to one or more metallurgical processes to cause the ores to separate from the worthless host rock.

     Overriding Royalty: An interest in the gross production from a property allocable to the working interest which is paid out of such production. An override does not bear expenses of operation, development or maintenance and is a burden on the working interest in addition to the landowner's royalty.

     Patented Mining Claim: A claim, lode or placer, for which the federal government has given deed or passed its title to the claimant. No assessment work is required on patented claims. It is not necessary to have a patent to mine and remove minerals from a valid mining claim, but a patent will give claimant exclusive title to the locatable minerals and, in most cases, the use of the surface and all other resources.

     Placer Mining Claim: Deposits subject to placer claims are all those not subject to lode claims. These include the "true" placer deposits of sand and gravel containing free gold (such as those which have accumulated in the unconsolidated sediment of a stream bed) and also include many nonmetallic bedded deposits.

     Proven Reserves: Proven reserves represent those reserves that, under presently anticipated conditions, will be commercially recoverable from known mineral deposits with a high degree of certainty.

     Royalty: The landowner's or mineral owner's share of production, free of any costs of development or operation, reserved in connection with the creation or transfer of a mineral interest.

     Tailings or Tailing Ponds: Waste materials which remain from earlier milling processing which, after milling, were not considered to be of commercial value at the time of milling and were discharged into holding ponds.

     Unpatented Mining Claim: A claim, possessory title to which is maintained by payment of $200 fee for assessment labor on each claim by August 31 of each year.

     Working Interest: An interest in a claim (or oil and gas lease) which entitles its holder to conduct exploratory and mining (or drilling) operations; to bear the costs of such operations, including its proportionate share of the burden of royalties; and to share any production to the extent of the interest.

     (c)(1)(i)  Mining Operations Segment

Contract with Rochester Enterprises - Madison County, Montana

     On April 16, 1980, the Registrant entered into an agreement to acquire from the partners of Rochester Enterprises, Ltd. ("Rochester"), an unaffiliated Montana limited partnership, 11 patented mining claims in Madison County, Montana, together with dumps and tailings, an ore mill located thereon and heavy mining equipment. The property was burdened by an aggregate of 10.5% net smelter return royalty and 10.5% net profits interest in the 11 claims and the mill, respectively, in which certain persons, including past and present officers and/or directors of the Registrant, participate. On November 30, 1981 the Registrant consummated the purchase of the Rochester properties. During the year ended October 31, 1988, the Registrant purchased an aggregate of 7.125% of the net smelter return royalty and net profits interests referred to above, for cash of $47,500 and the issuance of 2,425,000 shares of the Registrant's common stock. (See Note 2 to the Financial Statements.)

     The Registrant's principal business activities in its mining operations segment have been the construction and operation of an ore mill facility on mining property acquired from Rochester. The Registrant has produced both gold and silver which were sold by the Registrant to a refiner for "spot" market gold and silver prices. However, during the fiscal years 1984 through October 31, 1995 the Company has not operated its ore mill facility.

        Future activities will require substantial additional financing through arrangements with industry partners or through the formation of limited partnerships of which the Registrant would be general partner. The Registrant has no such arrangements at the present time. The Registrant, through its February, 1993 Mineral Lease Agreement with Rouetel, Inc. (see Mineral Exploration below), has performed assessment work on its unpatented mining claims located in Madison County, Montana during fiscal 19943. The
annual assessment obligation was $6,600.   The total annual assessment
obligation for all of the Registrant's mining claims for the year ended October 31, 1995 was $6,600.

Mineral Exploration

     On September 2, 1983, the Registrant entered into an Exploration Agreement with Option to Lease and Lease Agreement with Searle Brothers Construction, Inc., of Rock Springs, Wyoming, on the Registrant's Continental Gold Prospect located in Fremont County, Wyoming. This agreement gave Searle Brothers Construction, Inc., the right to explore on the Registrant's property, consisting of nearly 10,000 acres, for a period of up to ten months. Searle Brothers declined the option to lease this property on April 8, 1984. They processed 97 samples from 97 test sites.

     On March 7, 1985, the Registrant entered into a Mining Lease and Agreement with Hecla Mining Company of Wallace, Idaho, on the Registrant's Continental Gold Prospect. The Agreement calls for Hecla to spend $50,000, $75,000, $100,000, $125,000, $150,000, $175,000 and $200,000 annually commencing in 1986 and running through 1992, respectively. During the term of the lease, the Company retains a 5% net profits interest in production from the property, which increases to a 20% net profits interest after Hecla has recouped certain costs. In April 1988, Hecla returned a portion of the claims to the Registrant. The Registrant carried out an exploration program on this portion of the property for fiscal 1989. Hecla carried out an exploration program on the remaining portion of this property for fiscal 1989 in accordance with the Mining Lease and Agreement. On June 5, 1990, under the terms of the 1985 Mining Lease and Agreement, Hecla returned the remaining mining claims to the Registrant. The Registrant carried out an exploration program on these mining claims for fiscal 1991. The property was dropped by the Registrant in 1992.

     On January 9, 1990, the Registrant entered into a Mineral Lease Agreement with FMC Minerals Corporation of Reno, Nevada, on the Registrant's Rochester Gold Project. The Agreement calls for FMC to spend $100,000, $125,000, $150,000, $250,000 and $375,000 annually commencing in 1990 and running through 1995, respectively. FMC is obligated to pay the Registrant minimum annual advance royalties of $20,000, $25,000, $35,000, $35,000 and $40,000 commencing in 1990 and running through 1994. Advance royalties of $50,000 per year will be paid annually thereafter. During the term of the lease, the Registrant retains a 3% production royalty of operating profits, which increases to a 20% production royalty after FMC has recouped certain allowed costs. FMC has the right to terminate the Mineral Lease Agreement at any time by giving the Registrant thirty days prior written notice. The Mineral Lease Agreement was terminated May. 1992 and the property returned to the Registrant.

     On February 19, 1993, the Registrant entered into a Mineral Lease Agreement with Rouetel, Inc. of Spokane, Washington on the Rochester Gold Project. The Agreement calls for Rouetel, Inc. to spend a minimum of $50,000 per year in direct exploration and development work, or in mining or milling operations and also maintain the unpatented mining claims by the expenditure of $6,600 annually. Rouetel, Inc. is required to pay the Registrant minimum advance royalties of $20,000 in 1993 and $25,000 annually thereafter. During the Agreement, the Registrant shall retain a five percent (5%) net smelter return. Rouetel, Inc. has the right to terminate this Agreement at any time by giving the Registrant thirty (30) days prior written notice.

     During fiscal year 1996, the Registant intends to apply a large portion of the minimum advance royalty money received from Rouetel, Inc. towards the evaluation and acquisition of gold bearing mineral properties. The Registrant intends to explore for gold mineralization in areas where it believes attrative mineral properties exist, supervising its own acreage acquisition programs and to negotiate for such properties.

     See Item 2 - "Properties" of this report for more information concerning the Registrant's mining claims.

Oil and Gas Operations Segment

     The Registrant, on a limited basis, has acquired oil and gas leases on acreage with no known deposits of oil or gas. The Registrant also owns various overriding royalty interests in oil and gas properties in Campbell County, Wyoming. See Item 2 - "Properties" of this report.

     The Registrant does not intend to engage in any exploratory oil or gas drilling on acreage with no known deposits of oil or gas for its own account, although if additional financing can be obtained it may engage in some development drilling to a limited extent depending upon the terms of future farmout, joint venture or similar arrangements which may be entered into. No drilling commitments have been entered into by the Registrant with respect to any of its oil and gas leases.

    The Registrant holds no patents, trademarks, licenses, franchises or concessions and does not consider such to be important to either of its business segments.

     The Registrant's mining operations may be considered to be seasonal to the extent properties are operated in areas where climatic conditions in the winter prevent access.

     The acquisition of mineral interests, particularly in the Rocky Mountain region, is extremely competitive. The Registrant anticipates that it will continue to encounter strong competition from many established companies with greater financial, personnel and informational resources. Competition from such companies, together with rising prices of some minerals, may escalate the cost of acquiring claims from others beyond the range of prices the Registrant can afford. If valuable mineral deposits are discovered on the Registrant's mining properties, their marketability will depend on numerous factors, including available equipment for which there is strong demand and other supplies of minerals.

     The Registrant has made no expenditures on, nor has it been connected with, either company-sponsored or customer-sponsored research and development.

     Since the Registrant is engaged in the natural resources industry, environmental regulation may have a significant impact upon the Registrant's operations and may necessitate significant capital outlays which, in turn, may materially affect the earning power of the Registrant. Certain operations in the exploratory and production phase of mining and oil and gas exploration are potentially hazardous to the environment. The clearance of trails and exploratory drilling and mining in natural areas, as well as full-scale mining, are sources of environmental regulation; and reclamation requirements, including backgrading, reseeding and fertilizing, must be
satisfied.  Groundwater pollution is also a potential problem.   Further, if
any secondary recovery methods are utilized which involve the construction of a plant or similar hardware to implement the recovery system, the environmental impact of such a system must be disclosed in an Environmental Impact Statement under the National Environmental Policy Act; and compliance with such Act could adversely affect future operations and revenues.
Although the Registrant does not anticipate that it will be the operator on any of its oil and gas leases, others who may drill and operate such properties will face possible environmental regulations which could affect the Registrant's revenues.

     With respect to the Registrant's idle milling operation in the Rochester Mining District, no permits are required by the State of Montana; however, letters of notification are required to be sent to various Montana regulatory agencies. As in any area of business subject to environmental regulation there is, however, no assurance the Registrant's operations will not become subject to future regulatory or enforcement proceedings. An Environmental Inspection Statement on patented mining claims is required to be prepared and filed with the State of Montana for any mining and processing of new mineralized material in excess of 36,500 tons per year.

     As of October 31, 1995, the Registrant employed one person, on a part time, as needed basis.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     The Registrant has no foreign operations.

Item 2.  Properties

Mining Properties

        Madison  County, Montana

     The Registrant has acquired 31 patented and 66 unpatented lode mining claims, comprising approximately 660 and 1,320 acres, respectively, in Madison County, Montana, adjacent to and in the vicinity of the 11 claims purchased from Rochester, which includes the Watseca Mine. There are no proven reverses on any of these properties. Gross acreage does not allow for overlapping or conflicting claims. The claims are located in the Rochester Mining district, which is accessible by a county highway one and a half miles from Twin Bridges, Montana, and ten miles by a county-maintained road. The Rochester Mining District and the Watseca Mine have been the subject of reports and maps prepared by government agencies and others and the Registrant has acquired the original assay records and underground maps pertaining to the past production history of the Watseca Mine from approximately 1898-1904.

     The Watseca Mine was the most important in the Rochester Mining District for gold production. The Watseca lode was discovered in the late 1860's and production began in 1868, reaching full production in 1898. Assay and production records indicate the mine produced more than 89,873 ounces of gold until it was closed in 1904. From 1898-1904, the mine was continuously operated by the Watseca Gold Mining Company, with a reported average recovery of gold estimated at approximately 1.75 ounces per ton of ore. It should be noted that these production and recovery figures are based upon old records; the Registrant cannot ascertain the completeness or accuracy of these records. There is no assurance any underground mining which the Registrant may at some later date conduct in this mine will yield any valuable mineralized material. Most of the ore mined before 1902 was treated by amalgamation, gravity concentration and primitive cyanidation in a nearby mill. During the latter part of 1902, a new and larger mill was constructed near the mine, but the mine was closed in late 1904 because an inefficient coal-fired pumping system was unable to keep the mine clear of water. Both of these old mills have been removed from the property.

     Claims. The following table sets forth the names and dates of acquisition of the Registrant's claims in the Rochester Mining district.

                           PATENTED CLAIMS
                           Date of                                  Date of
Name                     Acquisition   Name                       Acquisition
Agnes (1).............. May 15, 1980   Independence (2)...... August 21, 1980
Beacon Light (1)....... May 15, 1980   Big Rock (2).......... August 2l, 1980
Anoka (1).............. May 15, 1980   Paymaster (2)......... August 2l, 1980
Taft (1)............... May 15, 1980   Idler (2)............. August 2l, 1980
Dixie Queen (2)..... August 21, 1980   Watseca Trio (4),(5) November 30, 198l
Dead Beat (2)....... August 21, 1980   Paucippa (4)........ November 30, 198l
Black Rock (2)...... August 21, 1980   Julia Holmes (4).... November 30, 198l
Virginia (2)........ August 21, 1980   Vienna (4).......... November 30, 198l
Leona (2)........... August 21, 1980   Climax (4).......... November 30, 198l
Carrie B. (2)....... August 21, 1980   Carlton (4)......... November 30, 198l
Caulsa (2).......... August 21, 1980   May Queen (4)....... November 30, 198l
Watseca Gold Hill(2) August 21, 1980   Concentrator (4),(6) November 30, 198l
Silver Note (2)..... August 21, 1980   Cleopatra (4),(7)... November 30, 198l
                           UNPATENTED CLAIMS
                           Date of                                  Date of
Name                     Acquisition   Name                       Acquisition
Gold Bug (2)........ August 21, 1980   Celesta (4)......... November 30, 198l
Gold Bug Annex(2)... August 21, 1980   Cumberland (4)...... November 30, 198l
                                       Picard.............. November 30, 198l
Alice (2)........... August 25, 1980
Emma (2), (3)....... August 25, 1980
Emma Extension (2).. August 25, 1980
Galena 2)........... August 25, 1980
R. Rand (2)......... August 25, 1980   Sunbeam................. July 21, 1980
Montrose (2)........ August 25, 1980   Sunbeam 1............... July 21, 1980
Montrose 2 (2)...... August 25, 1980   Sunbeam 2............... July 21, 1980
Montrose 3 (2)...... August 25, 1980   Sunbeam 3............... July 21, 1980
Carl Carlson (2).... August 25, 1980   Germania................ June 22, 1980
Jeannie L. (2)...... August 25, 1980   Germania 1 through 9.... June 22, 1980
Alicia A (2)........ August 25, 1980   Germania South.......... June 22, 1980
Klondike (2)........ August 25, 1980   Germania South #l....... June 22, 1980
AAl - AA7.............. July 7, 1980   Bluebird 1-5............. May 19, 1980
Camar (2)........... August 25, 1980   Silverbird 1-2........... May 19, 1980
Camearl (2)......... August 25, 1980   Eli 1-3.................. May 19, 1980
Easton (2).......... August 25, 1980
Nephi (2)........... August 25, 1980
Phyllis (2)......... August 25, 1980   Full House.............. June 30, 1980
CC 1 through CC 28..... June 9, 1980   Full House 1-7.......... June 30, 1980
ID 1 through ID 8...... June 9, 1980

(1) Purchased from an unaffiliated person for $12,500 (62.49 gross and net acres).

(2) Purchased from an unaffiliated person for $30,000. The patented claims comprise 263.97 gross (248.94 net) acres; the unpatented claims comprise 340 gross (330 net) acres.

(3) Approximately 9,000 tons of dumps and 6,000 tons of tailings are located on the Emma claim. See "Business - Dumps and Tailings."

(4) Purchased from Rochester Enterprises, Ltd. for $3,000,000 and 2,500,000 shares of restricted common Stock. The patented claims comprise 122 net acres, and include a 250 ton per day gravity flotation milling facility. The property is burdened by an aggregate 3.375% royalty and 3.375% net profits interests in the 11 claims and the mill, respectively, in which certain persons, including a former officer and director of the Company participate.

(5) Approximately 63,000 tons of dumps and 28,000 tons of tailings are located on the Watseca Trio Claim.

(6) Approximately 27,000 tons of tailings are located on the Concentrator claim.

(7) Approximately 32,000 tons of dumps are located on the Cleopatra claim.

     The Registrant incurred costs of $24,603 plus 1981 acquisition costs in the staking of the unpatented claims. A total of $13,200 of assessment work will be required by September 1, 1993 and each year thereafter to retain the total of 66 unpatented claims. The Registrant may reduce it's mineral holdings by not spending the required funds to maintain this property.


                            ASSESSMENT WORK TABLE*

                                                  1995       Amount Required*
                               Number  Royalty  assessment    to be spent
Name of                          of    or other   to be          as of
claims        Location         claims  burden  performed by  August 31, 1995


Various       Rochester Mining    66   3 3/8%   Rouetel, Inc.      6,600
(See page 8   District, Madison
for list of   County, Montana                                   __________
Claims)                                                         $  6,600



* Registrant is presently, and will continue to, actively attempt to "farm out" its properties. It is anticipated that any such farm out agreement would hold lessee or purchaser of a property liable for performing annual assessments.

Titles

     The Registrant's interest in all of its mining claims, except for 31 patended lode mining claims in Madison County, Montana, which it owns are held under unpatented lode mining claims. Unpatented mining claims are created under the mining laws of the United States and the laws of the state in which the lands are situated. The validity of the titles to such claims depends upon the legal availability of the land for exploration, the validity of the mineral discovery within the boundaries of the claim, compliance with applicable laws relating to location procedures, the good faith of the original locators and performance of the necessary assessment work. Since several of these factors involve fact determination, the validity of title to any given claim cannot be determined by an examination of public records.

     To maintain ownership of the possessory title created by an unpatented mining claim against possible subsequent locators, the locator must pay $200.00 per claim for assessment labor on each unpatented mining claim by August 31 of each year. Statements as to the assessment work performed must be filed with the Bureau of Land Management and with the appropriate county clerk's office. In the opinion of the Registrant, the Registrant has performed assessment work on all of its claims as required prior to August 1, 1994.

     To the best knowledge of Registrant's management, claims held by the Registrant are valid claims. It should be recognized, however, that there is some degree of uncertainty with respect to the validity of unpatented claims. The Registrant has not obtained attorney's title opinions or title insurance on any of its oil and gas leases or mining claims, except that an attorney's opinion has been prepared for the Registrant with respect to title to the 11 patented lode mining claims which the Registrant has purchased from Rochester, which opinion indicated that Rochester had good title, subject to the satisfaction of an outstanding mortgage lien which was paid by Rochester at the closing and to the satisfaction of other minor matters prior to closing as suggested by such counsel. The Registrant has reviewed the land status of its unpatented mining claims in the Bureau of Land Management's office and searched the records of the various county clerks' offices in the counties in which its claims are located.

     The Registrant has the right to enter on and to use the surface of all properties in which it holds exploration and mining rights subject to the claims of the surface owners for any damages caused by or resulting from exploration or mining operations. None of the Registrant's mining claims are within a designated wilderness area.

     As stated in the above-referenced Assessment Work Table the cost of annual assessment work for the year ending August 31, 1995 required on unpatented mining claims held by the Registrant was $6,600 and this costs was paid for by Rouetel, Inc. under the terms of the Mineral Lease Agreement.

Oil and Gas Properties

     Campbell County, Wyoming. The Registrant owns minor overriding royalty interests in three oil and gas properties located in the Powder River Basin of Campbell County, Wyoming. The Registrant owns a .0160% overriding royalty in the Muddy "B" area (4,626.48 acres) of the Sandbar Unit, a .0261% overriding royalty in the Muddy Sand Unit (8,100.13 acres) and a one percent overriding royalty in 160 acres in the Kitty Field. The Registrant has received nominal royalties from these properties which are principally nonproducing.

     McCone County, Montana. On June 3, 1982, the Registrant sold its 320 acre exploratory fee lease in McCone County, Montana, for $24,000. The Registrant retained a four percent overriding royalty interest in the lease. To date, to the Registrant's knowledge, this lease has not been drilled.

     Kit Carson County, Colorado. On August 27, 1982, the Registrant sold 1,826.536 net acres of its exploratory fee oil and gas leases in Kit Carson County, Colorado, for an aggregate of $36,531. The Registrant retained overriding royalty interests ranging from 1.875% to 9.375% on the various leases sold. To date, to the Registrant's knowledge, this lease has not been drilled.

Item 3.  Legal Proceedings - None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Registrant.

                                PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

     (a)  Market Information

     The principal market on which the Registrant's Common Stock is traded is the over-the-counter market. The stock was first listed on the National Association of Securities Dealers Automated Quotation System during the Registrant's third fiscal quarter 1988. Prior to this period the quotations were derived from the National Quotation Bureau, Incorporated's "Pink Sheets". These over-the-counter market quotations reflect inter- dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                       *High bid         *Low bid

         11/01/93 - 01/31/94             $.010            $.005
         02/01/94 - 04/30/94             $.010            $.005
         05/01/94 - 07/31/94             $.010            $.005
         08/01/94 - 10/31/94             $.010            $.005
         11/01/94 - 01/31/95             $.010            $.005
         02/01/95 - 04/30/95             $.010            $.005
         05/01/95 - 07/31/95             $.010            $.005
         08/01/95 - 10/31/95             $.010            $.005

         *The above bid and ask prices are estimated by the Registant based on the limited trading of the Company's securities.

     (b)  Holders

     The number of record holders of the Registrant's common stock on October 31, 1995 was approximately 3,720.

     (c)  Dividends

     The Registrant has paid no dividends with respect to its common stock. There are no contractual restrictions on the Registrant's present or future ability to pay dividends. The Registrant's Preferred Stock bears dividends at a rate of $.015 per share per annum (an annual aggregate of $384,082 as of October 31, 1992) and has full priority over dividends on the common stock. These dividends are cumulative and payable annually in cash, in shares of common stock or in kind, at the Registrant's option. Dividends of $.0l5 on the Preferred Stock were due on July 1, 1982, through 1994. The Registrant has deferred payment of these dividends ($4,608,981) until such time as revenues permit payment thereof. It is uncertain when, if ever, the Registrant will receive sufficient revenues which will enable it to begin to pay the dividends on the Preferred Stock.


Item 6.  Selected Financial Data (1)

                               Years Ended October 31,

                         1991    1992    1993   1994  1995

Operating revenues      $ 101   $  31      20    25    25
Interest expense            -       -       -     -     -
Net loss before
     extraordinary
     items)              (300)     (7)    (31)  (23) (211)
Extraordinary gain on
     extinguishment of
     debt                  15       0       0     0     0
Extraordinary credit-
     benefit of net
     operating loss
     carryforwards           2      0       0     0     0
Net income (loss)         (182)    23     (11)    2  (186)
Net loss per
     share (2)
          Before extraordinary
      items                 (*)    (*)     (*)   (*)   ()
     Extraordinary gain on
      extinguishment of
      debt                  (*)    (*)     (*)   (*)   ()
     Extraordinary credit-
      benefit of net operating
      loss carryforward     (*)    (*)     (*)   (*)   ()
     Net income (loss)      (*)    (*)     (*)   (*)   (*)
Total assets             2,798  2,679   2,693 2,803  2,617
Long-term debt               -      -       -     -      -

* Less than $.01 per share.

(1) The selected financial data should be read in conjunction with the related financial statements and notes thereto included under Items 8, 14(a)(1) and (2), and 14(d).

(2) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during each year; (95,475,000 in 1991, 95,475,000 in 1992, 95,475,000 in 1993
and 95,475,000 in 1994 and 95,475,000 in 1995).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Registrant began operations on May 19, 1978 and is considered to be a mining company in the exploratory stage and has had no significant revenues. During the 1987 and 1988 fiscal years, the Registrant generated only limited revenues, as it was substantially inactive during such periods. During the 1988 fiscal year the Registrant consummated a stock purchase agreement and has resumed mineral exploration and waste management activities, which it continued during the 1995 fiscal year.

        General and administrative expenses remained approximately the same during the fiscal year 1995, as compared to the previous fiscal year.

     During 1989 the Registrant settled prior obligations resulting in extraordinary gain of $4,235 and incurred a net loss of ($167,195). During 1990, the Company recorded a charge to expense of $1,037,669 representing the excess of net book value over the estimated recoverable value of the Rochester Mill, and incurred a net loss for the year of ($1,187,324). During 1991, the Company recorded an additional charge to expense of $146,285 representing the excess net book value over the estimated recoverable value of the Mill, settled prior obligations resulting in extraordinary gain of $17,054, and incurred a net loss of $(181,956). During fiscial year 1995 the Company conducted only limited operations due to financial restrictions.

Liquidity and Capital Resources

     The following table reflects the Registrant's working capital positions at October 1995 and 1994:

                              October 31, 1995       October 31, 1994
Current assets                     $    157                 $137
Current liabilities                      92                   88
Working capital                          65                   49
Current ratio                           1.7                1.558

     As of October 31, 1993 the Registrant had a working capital deficit of $7,747. Working capital increased from fiscal year 1994 to 1995 as the result of the reclassification of certain assets at the Rochester Mill, as assets held for sale at net realizable value. The Registrant will continue the evaluation of it's present mineral properties and other additional mineral properties in Western U.S. and Australia, as well as pursue other non-mineral business opportunities.

     The Registrant has used a significant portion of the proceeds from the April 27, 1988 sale of stock to Quillium to maintain it's mineral property inventory and conduct additional geologic studies. In addition, the Registrant conducted exploratory programs and geologic studies on other precious and base mineral properties both in the western U.S. and Australia. During 1992 the Registrant acquired a 38% equity interest in Zonia Landfill, Inc., a company engaged in the waste management business. Zonia Landfill, Inc. owns and operates a solid waste transfer and recycling facility and a garbage collection company in Yavapai County, Arizona.

  In December of 1990, the Company decided to sell certain personal property assets at the Rochester Mill, with the exception of the developed mine dumps and tailings. At October 31, 1992 a portion of the net assets had been sold while the remainder are expected to be sold in the future. The remaining net assets have been reclassified to net assets held for sale and are stated at their net realizable value.

Management's plans for funding continued operations include attempting to obtain additional outside funding either through the sale of common stock, debt, and/or possible sales of undeveloped properties or its existing equipment and mill facility at the Rochester property.

Item 8.  Financial Statements and Supplementary Data

     Financial statements and supporting schedules reporting supplementary financial information are listed in the Index to Financial Statements filed as a part of this Form 10-K.

Item 9.  Disagreements on Accounting and Financial Disclosure

         Not applicable.


                                  PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

     (a, b, e)  Identification of Directors and Executive Officers and Their
                  Business Experience
Name                    Age        Position, Tenure and Business Experience

Ernest Geoffrey Albers   51        Chairman and Director of the Registrant
                                   since April 1988, Mr. Albers is a 1968
                                   graduate of the University of Melbourne, Victoria, Australia with a Bachelor of Law degree. He commenced practice in 1969 as the principal of his own firm immediately upon admission as a barrister and solicitor of the Supreme Court of Victoria. In 1972 he ceased full time practice to pursue his private investment activities, his master investment company now being Great Missenden Group Pty.,
                                   Ltd.  He formed Cue Energy Resources N.L.
                                   in New Zealand in 1981 and is its major
                                   shareholder. In Australia he is chairman of Bass Strait Group N.L. which he formed in 1978 and Estates Holdings Ltd. which he formed in 1971. In New Zealand he is also on the board of Southern Petroleum
                                   N.L.  He is a member of the Petroleum
                                   Exploration Society of Australia and is a member of the Australian Institute of Directors.


Richard Douglas Fraser    43       Director of the Registrant since April
                                   1988, Mr. Fraser obtained an
                                   Associateship in Mining Engineering from the Western Australian School of Mines in
                                   1974.  He has had extensive practical
                                   experience in mine operations prior to
                                   obtaining a Western Australian First
                                   Class Mine Manager's Certificate of
                                   Competency in 1979 as a manager of a
                                   below ground mine for New South Wales in 1981. Between 1975 and 1980 he was employed by the WA Department of Mines as a mining engineer - special inspector of mines. Prior to establishing his own consultancy he was employed for two years by Newmont Holdings including a period as certified quarry manager and assistant to the manager at the Telfer Mine. In 1982 he established his consultancy, Fraser
                                   Mining and Construction Pty. Ltd., which has carried out consulting projects in all states of Australia and has been instrumental in establishing new mines in the Solomon Islands and Ghana. In 1986 he formed the Federation Resources Group which plans to develop new mines at Rushworth and Costerfield in Victoria.
                                   Mr. Fraser is an associate member of the Australian Institute of Mining and
                                   Metallurgy.

Richard H. Bain        51          President, Treasurer, Mr. Bain has a B.A.
                                   from Rice University in Commerce and
                                   Business and a graduate degree from the
                                   University of Houston in Fine Arts.
                                   Since 1970, Mr. Bain has been active in
                                   fields of research, education, political science, geo-physics and global economics with emphasis on financial markets. Mr.
                                   Bain currently teaches social and
                                   political science in the Houston
                                   Community College and public school
                                   system.

Donald C. Knaute, Jr.    49        Mr. Knaute is a gradute of Michigan State
                                   University with a B.S. degree in
                                   Marketing/Marketing Research.  Since
                                   1973, after 5 years service in the U.S.
                                   Navy Supply Corps, Mr. Knaute has been
                                   involved in computer distribution,
                                   application programming, consulting,
                                   hardware design and systems
                                   implementation. Mr. Knaute is currently president of Civilized Systems, Inc., a computer solutions firm in Houston.

     (c)  Identification of Certain Significant Employees

     None

     (d)  Family Relationships

     None

     (f)  Involvement in Certain Legal Proceedings

     None

     (g)  Promoters and Control Persons

     Not applicable.


Item 11.  Executive Compensation

     (a)(1)  Cash Compensation

     Cash compensation for the fiscal year ended October 31, 1995 was as follows:

      Name of
individual or number            Capacities in                   Cash
of persons in group             which served                compensation

   All executive                Officers and/or              $- 0 -
officers as a group              directors
   (two persons)

     (a)(2)  Bonuses and Deferred Compensation

     None

     (b)(1)  Compensation Pursuant to Plans

     The registrant has no annuity, pension, retirement or profit sharing plan in effect and none is presently contemplated.


     (b)(2)  Pension Table

     Not applicable.

     (b)(3)  Alternative Pension Plan Disclosure

     Not applicable.

     (b)(4)  Stock Option and Stock Appreciation Right Plans

     The Registrant has adopted a 1987 Stock Option Plan (the "Plan") reserving an aggregate of 25,000,000 shares of the Registrant's common stock for issuance pursuant to the exercise of stock options (the "Options") which may be granted to officers, directors and employees (either full-time or part-time) of the Registrant or any subsidiary. The Plan is for a ten year term. The Plan is designed to provide additional incentive for such persons to promote the success of the Registrant, and to encourage the ownership of the common stock of the Registrant by such persons. No options have been granted to any person under the Plan.

     The Plan is administered by the Board, or at their discretion by a stock option committee (the "Committee") consisting of not less than three directors. Members of the Committee are eligible to participate in the Plan. In addition to determining who will be granted options, the Board has the authority and discretion to determine when options will be granted and the number of options to be granted. The Committee may determine which options may be options intended to qualify for special treatment under the Internal Revenue Code of 1986 ("Incentive Stock Options") or non-qualified options ("Non-Qualified Stock Options") which are not intended to so qualify. The Board also may determine the time or times when each option becomes exercisable, the duration of the exercise period for Options and the form or forms of the instruments evidencing Options granted under the Plan. No options can have a term of more than ten years. Incentive Stock Options may not be granted to directors who are not also employees.

     The Committee has broad discretion to determine the number of shares with respect to which Options may be granted to participants. The maximum aggregate fair market value (determined as of the date of grant) of the shares as to which Incentive Stock Options become exercisable for the first time during any calendar year may not exceed $100,000.

     The Plan provides that the purchase price per share for each Option on the date of grant may not be less than 100%, in the case of Incentive Stock Options, and 80%, in the case of Non-Qualified Stock Options, of its fair market value which is defined for this purpose to be the average of the bid and asked prices of the Registrant's Common Stock on the date of exercise as reported by the National Quotation Bureau, Inc.'s "Pink Sheets." In the absence of a reported price on the date of exercise, the Board, at its discretion, may select any reasonable method for the valuation of the shares.

     Options granted under the plan will be nontransferable during the life of the optionee and terminate within three months upon the cessation of the optionee's employment, unless employment is terminated for cause, in which case the option terminates immediately.

     (c)  Other Compensation

        None.

     (d)  Compensation of Directors

        None.

        (e)  Termination of Employment and Change of Control Arrangement

     None.

Item l2.  Security Ownership of Certain Beneficial Owners and Management

     (a), (b) Security Ownership of Certain Beneficial Owners and Management

     The following table shows the security ownership of those persons known by the Registrant to be the beneficial owners of more than five percent of the Registrant's common stock and of the directors, and the officers and directors as a group as of October 31, 1995:
                                                                   Amount and
                                             Nature of               percent
Title of       Name and address              beneficial                of
class         of beneficial owner            ownership (1)          class (4)


 $.001 par      Ernest Geoffrey Albers      32,083,000 (2)           33.53%
value common    P. O. Box 46
  stock         Nagambie 3608
                Victoria, Australia

 $.00l par      Richard Douglas Fraser          50,000 (3)             .05%
value common    80 O'Shanassy Street
   stock        Sunbury 3429
                Victoria, Australia

 $.001 par      Richard Bain                 6,202,334                6.48%
value common    5801 Lumberdale #243
  stock         Houston, Texas 77092

 $.001 par      Don Knaute                   5,360,000                5.60%
value common    19505 FM #149
  stock         Houston, Texas 77070

                Officers and directors      43,695,334               45.66%

                as a group (three persons)
(1) Unless indicated otherwise, the beneficial owners exercise sole voting and investment power.

(2) Includes 2,000,000 shares of common stock owned directly by Mr. Albers and 30,083,000 owned indirectly by Mr. Albers through companies he is affiliated with.

(3) Mr. Richard Fraser's shares of common stock are owned indirectly through a company which he is affiliated with.

(4) Percent of class is computed by dividing the sum of the shares of common stock actually owned and the shares of common stock issuable upon conversion of the Convertible Preferred Stock by the sum of the number of shares of common stock actually outstanding and the number of shares of common stock issuable upon conversion.

(1)  The beneficial owners exercise sole investment power.

(2) The Convertible Preferred Stock is convertible into shares of common stock at the rate of .40 share of common stock for each share of Convertible Preferred Stock.

     (c)  Changes in Control

     On July 17, 1987 the Company entered into a stock purchase agreement
(the "Stock Purchase Agreement") with Quillium Nominees Pty., Ltd., a
Victorian corporation ("Quillium") for the sale of 33,333,000 shares of the Company's common stock for $1,000,000 ($.03 per share). The sale of common stock was consummated on April 22, 1988 with shareholder approval. The
Company also agreed to grant Quillium an option (the "Quillium Option") to acquire 33,333,000 shares of its common stock, which option expired on January 31, 1991.

Item 13.  Certain Relationships and Related Transactions

     (a)  Transactions with Management and Others

     On July 17, 1987 the Registrant entered into a stock purchase agreement
(the "Stock Purchase Agreement") with Quillium Nominees Pty., Ltd., a
Victorian corporation ("Quillium ") for the sale of 33,333,000 shares of the Registrant's common stock for $1,000,000 ($.03 per share). The Registrant also agreed to grant Quillium an option ("Quillium Option") to acquire
33,333,000 shares of its common stock at a price of $.05 per share, which option expired on January 31, 1991. Under the Stock Purchase Agreement the
Registrant has agreed to register the 33,333,000 shares issued to Quillium upon the request of the then holders of 50% of such shares. Quillium
Nominees Pty., Ltd., a company incorporated in Victoria, Australia, is wholly owned by Ernest Geoffrey Albers. The company has from time to time acted as custodian and trustee for Mr. Albers' investment interests. In connection with the Stock Purchase Agreement, Quillium acted on behalf of Great
Missenden Group Pty., Ltd., an investment company located in Victoria, Australia, and which is owned by Mr. Albers.

     On April 22, 1988 the Stock Purchase Agreement was consummated with
Quillium Nominees Pty., Ltd., with shareholder approval.  Mr. Albers, David
Bruce Hill and Richard Douglas Fraser were elected to the Registrant's Board of Directors. (See "Item 10").

     (b)  Certain Business Relationships

     The Registrant acquired a 38% equity interest in Zonia Landfill, Inc., a company affiliated with certain of its officiers/directors and significant shareholders, for cash and services having a value of $414,000. Zonia
Landfill, Inc. is engaged in the solid waste management business which operates a transfer/recycle facility and garbage collection business.

   (c)  Indebtedness of Management

     None

     (d)  Transactions with Promoters

     Not applicable.


                                  PART IV

Item l4.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as a part of this Report immediately following the signature page.

                                                                        Page
                                                                       Number
1.  Financial Statements

     Balance Sheet - October 31, 1995 and 1994                         F-3

     Statement of Operations - Years Ended
        October 31, 1993, 1994 and 1995 and                            F-5
        Cumulative Amounts from Inception
        (May 19, 1978) to October 31, 1995

     Statements of Stockholders' Equity -                              F-7
        For the Period from Inception
           (May 19, 1978) to October 31, 1995.

     Statement of Cash Flows -
        Years ended October 31, 1993, 1994 and 1995                     F-16
        and Cumulative Amounts from Inception
        (May 19, 1978) to October  31, 1995.

     Notes to Financial Statements                                     F-19

2. Financial statement schedules required to be filed are listed below and immediately follow Item 14 of this Form 10-K at the page indicated.

      V.   Property, Plant and Equipment                               F-28

     VI.   Accumulated Depreciation, Depletion and Amortization
           of Property, Plant and Equipment                            F-29

     Schedules not listed above have been omitted because they are not required or the information is included in the financial statements and notes thereto.
                       ROCKY MOUNTAIN MINERALS, INC.

     The following unaudited balance sheet of Rocky Mountain Minerals, Inc.
as of October 31, 1995, and related statement of operations, stockholder's equity and changes in financial position for the year ended October 31, 1995, and supporting schedules and financial statements were prepared by the Company and have not been reviewed by independent certified public accountants. The Company's management believes the following unaudited financial statements fairly present the financial position of the Company for the year ended October 31, 1995.

                 ROCKY MOUNTAIN MINERALS
                  FINANCIAL STATEMENTS
                OCTOBER 31, 1994 AND 1995
                       (UNAUDITED)


                                  ASSETS

                              1994         1995
Assets:
  Cash                       $    14     $     35
  Accounts receivable              -            -
  Assets held for sale -
   net (Note 13)                 122          122

      Total current assets       136          157

Property and equipment,
  at cost (Note 1):
  Equipment (Notes 2,
   13 and 14)                     32          32
  Undeveloped mineral
   interest (Notes 2,
      10, 11 and 14)             402         402
  Developed mine dumps
   and tailings (Notes 2
     and 14)                   1,882       1,882
  Mill (Notes 2, 13 and 14)        -           -
  Producing oil and
    gas properties                 2           2

                               2,318       2,318
  Less accumulated
    depreciation and
    depletion                     67          67

      Net property and
      equipment                2,251      2,251

Other assets:
    Investment in affiliated
    companies(Notes 3,12,
     10 and 14)                 283       209

      Total other assets        348       209

                             $2,735    $2,617

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                   1994          1995
Current liabilities:
  Accounts payable                 25          5
  Accrued:
      Salaries                      -         12
      Property taxes               63         75
      Other                         -          -

  Total current liabilities         88        92

Commitments and contingencies
  (Notes 5, 10, 13 and 14)

Stockholders' equity
  (Notes 2, 4, 5 and 6)
Preferred Stock, $.05 par value;
  $.015 cumulative dividends,
  convertible; 44,000,000 shares
  authorized, 25,605,450 shares
  issued and outstanding in 1995
  (25,605,450 shares in 1994)
  (aggregate liquidating prefer-
  ence in 1995 - $7,937,689)      1,280    1,280
Common stock, $.001 par value;
      250,000,000 shares authorized,
      85,433,239 shares issued and
      outstanding in 1995 (85,433,239
      in 1994)                       85       85
  Capital in excess of par value  4,339    4,339
  Deficit accumulated during the
      development stage          (3,057)  (3,179)

  Total stockholders' equity      2,647    2,525

TOTAL LIABILITIES AND
  STOCKHOLDERS EQUITY           $2,735   $2,617

                                                  Cumulative amounts
                                For the year ended      from
                                     October 31,      inception

                               1993    1994   1995  (May 19, 1978)
Revenues:
  Interest                      $   -    $   -  $  -  $  242
Royalty and lease bonus            20       25    25     211
  Gain on sale of machinery
   and equipment                    -        -     -     100
  Gain on sale of mining claims     -        -     -      12
  Gain on sale of undeveloped
   oil and gas properties           -         -     -     35
  Milling-custom                    -         -     -     14
  Gold and silver sales             -         -     -    177
  Equity in subsidiary
    earnings (losses) (Note 3)     (-)       (-)   (-)   (12)
                                 ____      ____  ____   _____

                                   20        25    25     776
Costs and expenses:
  Write-down of mill (Note 13)      -         -     -   1,184
  Loss on disposal of equipment     -         -     -       7
  Cost of milling                   -         -     -     260
General and administrative         24        16     84  2,010
  Abandonment of non-producing
   mineral interests                -         -     30     74
  Depreciation, depletion and
   amortization                     7         7     97     406
Interest                            -         -      -     804
                                 ____      ____   ____   _____

                                   31        23    211   4,745
                                 ____      ____   ____   _____

Loss before extraordinary items   (11)        2   (186)(3,968)

Extraordinary items (Note 7):
Gain on extinguishment of
  debt, net of applicable
  income taxes of $747 (1989)
  and $2,258 (1991)                 -         -     -     536
Credit resulting from
  utilization of net
  operating loss carryforwards      -        -      -     254

  Income from extraordinary
   items                            -        -      -     790

Net loss (Note 8)                 (11)       2  ( 186) (3,179)

Loss per common share (Note 9):
  Loss before extraordinary items  (*)     (*)     (*)   (.08)
  Extraordinary items, net
   of applicable income taxes:
            Gain on extinguishment
       of debt                      -        -       -    .01
            Credit from utilization
       of tax loss carryforwards    -        -       -    .01
                                 ____     ____    ____  _____

  Net loss per common share        (*)      (*)     (*)  (.06)
                                 ____     ____    ____  _____

*Less than $.01 per share
                                                     Capital
                                                        in     Deficit
                                                      excess accumulated
                           Preferred      Common        of   during the
                             Stock         Stock        par  development
                         Shares Amount  Shares Amount  value   stage
Conversion of
 preferred stock into
  common stock (Note 4)      -      -      -      -      -       -

Net (loss) gain for the
  year ended
  October 31, 1993           -      -      -      -      -     (11)

Balance,
   [C]     [C] [C]      [C]     [C]   [C]        [C] [C]    [C]
   October 31, 1993     25,605  1,280 85,433     85  4,339  (2,991)


Conversion of
 preferred stock into
  common stock (Note 4)       -      -      -      -      -       -

Net (loss) gain for the
  year ended
  October 31, 1994            -      -      -      -      _       2

Balance,
    October 31, 1994     25,605  1,280 85,433     85  4,339  (2,993)


Conversion of
 preferred stock into
   common stock (Note 4)      -       -      -      -     -       -

Net (loss) gain for the
  year ended
  October 31, 1995           -        -      -      -     -   (186)

Balance,
   October 31, 1995     25,605    1,280 85,433     85 4,339 (3,179)

                                                                    Cumulative
                                                                     amounts
                                                                       from

                                              1993     1994    1995  inception
Cash flows from operating activities:
Net loss                                     $  (11)  $   2  $ (186)  $(3,179)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Income from extraordinary items                 -       -       -        -
  (Income) loss from subsidiary                   -       -       -       12
  Depreciation, depletion and amortization        7       7     105      413
  Write-down of mill                              -       -       -    1,184
  Abandonment of non-producing mineral interests  -       -       -       74
  Gain on sale of mineral interests and oil
   and gas properties                             -       -       -      (57)
  Gain on sale of machinery and equipment         -       -       -     (100)
  Amortization of deferred revenue                -       -       -      (24)
  Advance royalties                               -       -       -       35
  Issuance of common stock for services           -       -       -      105
  Change in assets and liabilities:
   (Increase) decrease in accounts receivable     -       -       -        -
   (Increase) decrease in accrued interest
      receivable                                  -       -       -       (7)
   (Increase) decrease in prepaid expenses        -       -       -       (1)
   Decrease in other assets                       -       -       -        6
   Increase (decrease) in accounts payable        2     (31)    (24)      (5)
Decrease in advances                              -       -       -      (19)
   Increase in accrued expenses                   -       -       -       78

   Total adjustments                              9     (24)     81    1,706

Net cash used in operating activities             2     (22)   (105)  (1,474)


Cash flows from investing activities:
 Proceeds from sale of mineral interests,
  oil and gas properties and equipment            -       -       -      238
 (Increase) decrease in advances to affiliates    -       -       -     (209)
Acquisition of:
 Mineral interests and oil and gas properties     -       -       -   (3,414)
 Mill and equipment                               -       -       -     (395)
 Other                                            -       -       -      (58)

Net cash provided by (used in)
  investing activities                            -       -       -   (3,877)

Cash flows from financing activities:
 Proceeds from the sale of:
  Common stock - net                              -        -      -    2,802
  Preferred stock - net                           -        -      -    2,486
 Stock purchase warrants                          -        -      -        -
 Increase in due to affiliates                    -        -      -       27
 Proceeds of long-term debt - net                 -        -      -        -
 Current maturities of long-term debt             -        -      -        -
 Other                                            -        -      -      656

Net cash provided by (used in)
  financing activities                            -        -      -    5,316

Increase (decrease) in cash                       -        -      -       35


Cash and cash equivalents at
  beginning of year                              15       25     14        -

Cash and cash equivalents at
   end of year                                    0       14     35      35

1.  Organization and summary of significant accounting policies

Organization:

Rocky Mountain Minerals, Inc. (the Company) was incorporated on February 21, 1974, and began operations on May 19, 1978 (inception) and is considered to be a mining company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the acquisition of mineral interests, oil and gas properties and leases, financing activities, and initiated milling of the Company's mine tailings in 1983. In January, 1984, the Company discontinued milling. Prior to 1983, the Company operated in two business segments, mining operations and oil and gas operations. During the year ended October 31, 1982, the Company disposed of the majority of its oil and gas properties, and subsequently has only had mining operations.

Basis of presentation:

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses since its inception. In addition, as discussed in Notes 13 and 14, the Company has made a significant cash investment in a related entity. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

Management's plans for funding continued operations include attempting to obtain additional outside funding either through the sale of common stock, debt, and/or possible sales of undeveloped properties or its existing equipment and mill facility at the Rochester property (Notes 2 and 13). The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

A summary of the significant accounting policies is as follows:

Depreciation, depletion and amortization:

Depreciation is provided by the Company on the straight-line and declining balance methods.

Depletion of producing oil and gas royalties is computed by the unit-of-production method based on estimated recoverable reserves of oil and gas, by lease.

Depletion of developed mineral interests (mine dumps and tailings) is computed by the unit-of-production method based on estimated recoverable quantities of gold and silver.

Undeveloped mineral interests and oil and gas properties:

The Company utilizes the "successful efforts" method of accounting for undeveloped mineral interests and oil and gas properties. Capitalized costs are charged to operations at the time the Company determines that no economic reserves exist.

Costs of carrying and retaining undeveloped properties are charged to expense when incurred.

Proceeds from the sale of undeveloped properties are treated as a recovery of cost. Proceeds in excess of the capitalized cost realized in the sale of any such properties, if any, are to be recognized as gain to the extent of the excess.

Investment in affiliated company:

The investment in affiliated company is carried on the equity basis (Note 3).

Income taxes:

Income taxes are provided on all revenue and expense items included in income, regardless of the period in which such items will be recognized for tax purposes, except for those items representing a permanent difference between pre-tax accounting income and taxable income. Investment tax credits are accounted for as reductions of income tax expense under the "flow-through" method.

Statement of Financial Accounting Standards No.96, "Accounting for Income Taxes" was issued in late 1987. The Company has chosen not to elect early adoption, as management of the Company believes that adoption will not have a material effect on financial position or results of operations.

Capitalization of interest:

To accurately reflect the costs of developing certain mining properties, the Company capitalizes interest on funds borrowed directly or indirectly to develop such properties. Interest of $33,828 has been capitalized during the period from inception (May 19, 1978) through October 31, 1983. No additional interest has been capitalized subsequent to October 31, 1983.

Cash equivalents:

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

2.Purchase of Rochester mining properties

In October, 1980, the Company entered into an agreement with certain individuals, including officers and directors of the Company, whereby the Company sold each of them a certain number of shares of its common stock (1,400,000 in the aggregate); a percentage of the net profits, if any, on an accumulated basis (10.5% in the aggregate) from the operations of the mill being acquired from Rochester; and a perpetual non-participating royalty interest in the patented mining claims being acquired from Rochester (10.5% aggregate). The Company valued the shares issued under the agreements at $.28225 per share which represented approximately 60% of the quoted market "bid" price on October 28, 1980. The balance of the amount received from the "private placement" ($348,400) was deferred until closing of the agreement with Rochester, at which time, the amount deferred was credited to the total purchase price of the properties. During 1987 and 1988, the Company had repurchased 7.125% (aggregate) of both of the net profits and royalty interests for a total of $47,500 in cash and the issuance of 2,425,000 shares of its common stock ($.01 per share).

On November 30, 1981, the Company closed the agreement with Rochester Enterprises, a Montana limited partnership, acquiring 11 patented lode mining claims, certain improvements, buildings and machinery, and certain mill tailings and mine dumps located in Montana (see Notes 13 and 14) for a purchase price totalling $3,029,765 and 2,530,000 shares of the Company's common stock. Pursuant to the agreement, the Company has agreed, on a one-time basis only, to prepare and file a registration statement under the Securities Act of 1933, as amended, or a notification of exemption pursuant to Regulation A, if available, from such act at its expense to sell or otherwise dispose of any of the shares issued to Rochester under the agreement, upon the request of any one or more of the partners of Rochester.

3.Investment in affiliated company

On June 28, 1988, the Company acquired a 50% interest in American Horizon Resources, Inc. (American Horizon) for cash consideration of $15,000. American Horizon, a privately owned Colorado corporation, is considered to be a mining company in the development stage, and as of October 31, 1993 has commenced only limited exploration operations. A principal shareholder of the Company owns the remaining 50% interest in American Horizon. In July of 1989, the Company agreed to fund 50% of American Horizon's subsequent budgeted mining exploration expenditures in Tasmania, which funding commitment terminated on June 30, 1991. At October 31, 1992 $35,410 had been advanced to American Horizon on behalf of the Company. During fiscal year 1992 the Company acquired a 38% interest in a waste management company which owns and operates a solid waste transfer and recycle facility and a solid waste and collection company. The equity interest acquired by the Company represents a direct cash investment of $198,477 and an indirect investment credit of $216,000 which represents management and administrative fees credited to the Company. Significant shareholders and officiers and directors of the Registrant are affiliated with the Company.

4.Preferred stock

During fiscal 1981, the stockholders voted to amend and re-amend the Articles of Incorporation to authorize the issuance of Preferred Stock having a par value of $.05. The Board of Directors designated 44,000,000 shares of the Preferred Stock as $.015 Cumulative Convertible Preferred Stock (hereinafter referred to as "Preferred Stock"). The holders of the Preferred Stock are entitled to receive $.015 per share annual dividends, and $.10 per share, plus accrued but unpaid dividends, upon liquidation, dissolution or winding up of the Company. The dividends are payable annually if and when declared by the Board of Directors only from earned surplus. Cumulative dividends in arrears as of October 31, 1995 amount to $5,377,144 ($.21 per share). Each share of the Preferred Stock is convertible by the holder, at his option, into .4 shares of common stock. The Preferred Stock may be called for redemption at $.15 per share, plus accrued but unpaid dividends.

5.Common stock

In connection with a stock purchase agreement consummated on April 22, 1988, with Quillium Nominees Pty., Ltd. (Quillium) pursuant to which 33,333,000 shares of the Company's restricted common stock were issued, the Company has agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, for the 33,333,000 shares issued under the agreement.

6.Stock options

In connection with the stock purchase agreement discussed in Note 5, the Company granted to Quillium options to purchase an additional 33,333,000 shares of its common stock at $.05 per share, which expired on January 31, 1991. In addition, an unrelated individual was granted an option to purchase 500,000 shares of the Company's common stock, exercisable at $.05 per share, which expired on April 22, 1989.

Effective December 4, 1987, 25,000,000 shares of the Company's common stock were reserved for issue to officers, directors and employees of the Company, pursuant to the terms of the Stock Option Plan adopted on that date. As of October 31, 1994, no options have been granted and no charges to income have been made in connection with the above noted stock options.

7.Extraordinary items

During the years ended October 31, 1989 and 1991, the Company settled prior accounts payable of $4,982 and $17,054, respectively, resulting in extraordinary gain, net of applicable income taxes of $747 (1989) and $2,258
(1991), in the amounts of $4,235 (1989) and $14,796 (1991).  Extraordinary credit from the utilization of net operating loss carryforwards was generated by these transactions, in the amounts of $747 and $2,258, respectively.

8.Income taxes

No provision for income taxes is required for the years ended October 31, 1993, 1994 and 1995, because the Company has net operating losses (exclusive of extraordinary items) for the periods, there are not previous earnings to which such losses may be carried back, and there are no recorded income tax deferrals to be eliminated. Utilization of net operating losses from prior years offset extraordinary gain on extinguishment of debt in the amounts of $4,982 in 1989 and $17,054 in 1991 (See Note 7).

At October 31, 1995, the Company had net operating loss carryforwards for tax purposes of approximately $3,190,000, of which $2,477,000 is limited as to the amount which may be used in one year. If not used to offset future taxable income, the carryforwards will expire as follows:

        Fiscal Year of expiration               Amount

                  1996                         $290,000
                  1997                          399,000
                  1998                          755,000
                  1999                          549,000
                  2000                          325,000
                  2001                          159,000
                  2003                          226,000
                  2004                          215,000
                  2005                          194,000
                  2006                           78,000

At October 31, 1995, the Company had investment tax credit carryovers of approximately $58,000, which, if not used, will expire in fiscal years 1994 through 1998, and are also limited as to the amount which may be used in any one year.

9.                  Loss per common share

Loss per common share information is based on the weighted average number of shares of common stock and equivalents (convertible preferred stock) outstanding during each year, 95,671,000 shares in 1982, 95,630,000 shares in 1993, 95,475,000 shares in 1991, and 49,664,000 shares for the period from May 19, 1978 through October 31, 1995).

10.                 Commitments and contingencies

Unpatented lode mining claims:

In connection with unpatented lode mining claims, the Company must perform, or cause to be performed, approximately $13,200 of assessment work, by August 31, 1995, in order to retain possessory title for the ensuing year (See Note
11).

Exploration funding:

On July 13, 1989, the Board of Directors authorized funding 50% of the budgeted mineral exploration expenditures of its 50% owned subsidiary, American Horizon (Note 3). As indicated in Note 3, a significant shareholder of the Company owns 50% of American Horizon, and has agreed to fund the remaining 50% of the above noted expenditures.

Insurance:
The Company is, to a significant degree, without insurance pertaining to various potential risks with respect to its Rochester mill and related mining property and equipment, including general liability and fire, because it is presently not able to obtain insurance for such risks at rates and on terms which it considers reasonable. The financial position of the Company in future periods could be adversely affected if uninsured losses were to be incurred.

11.Mineral lease agreement

On February 19, 1993, the Registrant entered into a Mineral Lease Agreement with Rouetel, Inc. of Spokane, Washington on the Rochester Gold Project. The Agreement calls for Rouetel to spend a minimum of $50,000 per year in direct exploration and development work, or in mining or milling operations. Rouetel, Inc. is required to pay the Registrant minimum advance royalties of $20,000 in 1993 and $25,000 annually thereafter. During the Agreement, the Registrant shall retain a five percent (5%) net smelter return. Rouetel, Inc. has the right to terminate this Agreement at any time by giving the Registrant thirty (30) days prior written notice.

Rouetel, Inc. is also required to perform all required assessment work to maintain title to the unpatented mining claims. During 1995, Rouetel complied with the assessment requirements by spending a minimum of $6,600 on these unpatented claims.

12.Related party transactions

On September 1, 1988, the Board of Directors authorized a loan by the Company to its President, as evidenced by a promissory note as of that date, in the amount of $40,000. Interest at 12% is payable quarterly and the principal was originally due September 1, 1989. During fiscal 1995 this note, plus accrued interest of $17,664, was forgiven as a result of past services for the years 1991 - 1995.

At October 31, 1994, the Company had made cash advances of $239,493 and paid certain expenses ($7,503) on behalf of various entities which are affiliated with certain officers/directors and significant shareholders. As of October 31, 1991 an additional $16,135 had been advanced to these entities and $54,480 has been repaid (see Note 10), accordingly $198,477 is reflected as due from affiliates at October 31, 1991. In 1992 the Company converted the cash advances into equity.

In January of 1984, the Company suspended milling operations at its Rochester property (Note 2), which remains idle at October 31, 1994. During the fourth quarter of 1990, the Company recorded a charge to expense of $1,037,669 representing the excess of net book value over the estimated recoverable value of the Rochester Mill (the Mill), resulting in an increase in the net loss for 1990 of $(.01) per share. In the fourth quarter of 1991 and 1993, pursuant to current property appraisals, the Company recorded an additional charge to expense of $146,285 and $53,872, representing excess net book value over the estimated recoverable value of the Mill.

In December of 1990, the Company decided to sell certain assets at the Mill, with the exception of the developed mine dumps and tailings, which are subject to the Mineral Lease Agreement discussed in Note 11.

14.Realization of assets

The Company has substantial investments in mining properties that are in the exploratory stage. The ultimate realization of these assets (aggregate cost $402,220) may be dependent upon commercial development of the mining properties in sufficient quantity for the Company to recover its investments.

The ultimate realization of the Company's remaining investment in the developed mine dumps and tailings ($1,838,807 aggregate net book value) is dependent upon a favorable interrelationship between future economic events, including the market price and quantity of minerals in the existing dumps and tailings, commercially viable milling of such minerals, and the cost to the Company to undertake milling activities.

As a result of the above, a further write-down of all or part of undeveloped mining properties, mill and related property and advances to affiliates may ultimately be required. The impact on the Company's financial position and results of operations cannot be determined at this time, therefore no provision for any possible revaluation of these assets has been made in the financial statements.

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                             Balance                 Other
                                at                  changes     Balance
                            beginning   Additions     add        at end
Classification              of period    at cost    (deduct)    of period

For the year ended
 October 31, 1993:
  Equipment                    $    32   $     -    $      -    $   32

  Undeveloped mineral interests    402         -           -       402
  Developed mine dumps
    & tailings                   1,882         -           -     1,882
  Mill                               -         -           -         -
  Producing oil & gas properties     3         -           -         3

                                $2,318   $     -     $     -    $2,318


For the year ended
 October 31, 1994:
  Equipment                    $    32   $     -    $      -    $   32

  Undeveloped mineral interests    402         -           -       402
  Developed mine dumps
    & tailings                   1,882         -           -     1,882
  Mill                               -         -           -         -
  Producing oil & gas properties     3         -           -         3

                                $2,318   $     -     $     -    $2,318


For the year ended
 October 31, 1995:
  Equipment                    $    32   $     -    $      -    $   32

  Undeveloped mineral interests    402         -           -       402
  Developed mine dumps
    & tailings                   1,882         -           -     1,882
  Mill                               -         -           -         -
  Producing oil & gas properties     3         -           -         3

                                $2,318   $     -     $     -    $2,318

SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

For the year ended
 October 31, 1993:
  Equipment                    $    30   $     7    $     (7)   $   30

  Developed mine dumps
    & tailings                      36         -           -        36
  Mill                               -         -           -         -
  Producing oil & gas properties     1         -           -         1

                                $   67   $     7     $    (7)   $   67


For the year ended
 October 31, 1994:
  Equipment                    $    30   $     -    $      -    $   30

  Developed mine dumps
    & tailings                      36         -           -        36
  Mill                               -         -           -         -
  Producing oil & gas properties     1         -           -         1

                                $   67   $     -     $     -    $   67


For the year ended
 October 31, 1995:
  Equipment                    $    30   $     -    $     (7)   $   30

  Developed mine dumps
    & tailings                      36         -           -        36
  Mill                               -         -           -         -
  Producing oil & gas properties     1         -           -         1

                                $   67   $     -     $     -    $   67


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


ROCKY MOUNTAIN MINERALS, INC.
                                  BY:    /s/ Richard Bain
                                      Richard Bain, President


DATED:1/15/96

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


DATED:1/15/96                     BY:     /s/ Richard Bain
                                              Richard Bain
                                    Treasurer and Director
                                     (Principal Executive,
                         Financial and Accounting Officer)


DATED:1/15/96                BY:    /s/ E. Geoffrey Albers
                              E. Geoffrey Albers, Director


DATED:1/15/96                     BY:   /s/ Richard Fraser
                                  Richard Fraser, Director


DATED:1/15/96                        BY:    /s/ Don Knaute
                                      Don Knaute, Director