Form 10-Q
period 1996-01-31
ROCKY MOUNTAIN MINERALS INC
filed 1996-03-19
CIK 312583

FORM 10-Q

                     SECURITIES  AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 1996

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
Class                                       Outstanding at January 31, 1996
Common stock, $.001 par value                             85,179,239 shares

                     PART I.  FINANCIAL INFORMATION

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                                 ASSETS

(Amounts in thousand, except per share data)
                                          October 31,  January 31,
                                            1995          1996
                                         (Unaudited)   (Unaudited)
ASSETS
Current Assets:
   Cash                                   $     35      $      35
   Accounts Receivable                           -             25
   Assets held for sale                        122            122
                                         _________      _________
Total current assets                           157            182

OTHER ASSETS
   Investment in Affiliated Company            209            209
                                          ________       ________
                                               209            209
Property and equipment
less accumulated depreciation and depletion
of $66,811 and $66,811
   Equipment                                    32             32
   Undeveloped mineral interest                402            402
   Developed mine dumps and tailings         1,882          1,882
   Producing oil and gas properties              2              2
                                        __________      _________
                                             2,318          2,318

Less Accummulated Depreciation                  67             67
                                        __________     __________
TOTAL ASSETS                                 2,617          2,642




                         See accompanying notes.

                                   (1)

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
                                        October 31,    January 31,
                                           1995          1996
                                        (Unaudited)   (Unaudited)

Current liabilities:
   Accounts Payable                     $        5     $       10
   Accrued:
    Salaries                                    12             15
    Property Taxes                              75             75
    Other                                        -              -
                                        __________     __________
Total current liabilities                       92            100

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 26,240,450 shares
     issued and outstanding                 1,280          1,280

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     85,179,239 shares issued and
     outstanding                               85             85

   Capital in excess of par value           4,339          4,339
   Deficit accumulated during the
     development stage                     (3,179)        (3,162)
                                       __________      _________

Total stockholder's equity                  2,525          2,542
                                       __________     __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                         2,617          2,642








                         See accompanying notes.

                                   (2)

                  ROCKY MOUNTAIN MINERALS, INC.
                   (A Development Stage Company)

                       STATEMENT OF OPERATIONS
                            (Unaudited)

                                 For the Three Months
                                  Ended January 31,
                                 1995            1996



Revenues:
  Interest                          -               -
  Royalty and lease bonus           0               0
                               ______         _______
                                    0               0

Costs and expenses:
  General and administrative        -               -
  Depreciation, depletion
   and amortization                 -               -
  Interest                          -               -
                             ________         _______

Net Income (loss)(Note 2)           0               0



Loss per share (Note 3):      $     0       $       0

                              ========       ========












                           See accompanying notes.
                                    (3)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                   ASSETS
                                          For the Three Months
                                               January 31,
                                           1995           1996

Cash Flows from Operating Activities:
   Net (loss)                           $      25     $       -
   Adjustments to reconcile
      Net (loss) to
   Net cash used in Operating Activities:
     Depreciation, Depletion
       and Amortization                         -             -
     Other items - Net                          -             -
                                        _________      ________
   Net Cash used in Operating Activities       20             -
                                        _________      ________

Cash Flows from Investing Activities:
   Acquisition of Property & Equipment $        -    $        -
   Net Cash provided by (used in)
     Investing Activities                       -             -
                                        _________     _________

Cash Flows from Financing Activities:
   Proceeds from Payment on Long Term
     Debt                                       -             -
   Net Cash provided by (used in)
     Investing Activities                       -             -
                                        _________      ________
Increase (Decrease) in Cash                    20             -

Cash at beginning of period                    15            35
                                         _________     ________

Cash at end of period                   $      35      $     35

                                        =========      ========

                           See accompanying notes.
                                     (4)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1996, and the results of operations for the three months ended January 31, 1996 and 1995, and cash flows for the three months ended January 31, 1996 and 1995.

(2) No provision for income taxes is required for the period ended January 31, 1996 or 1995, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

(3) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during the period; three months ended January 31, 1995, 95,675,419 shares;
three months and nine months ended January 31, 1996, 95,675,419 shares.
Shares issuable under stock options and warrants have been excluded, since they would be antidilutive.















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





                                  ROCKY MOUNTAIN MINERALS, INC.
                                  Registrant





Date:  March 15, 1996             Richard Bain
                                  Richard Bain
                                  Principal Financial Officer


Date:  March 15, 1996             Richard Bain
                                  Richard Bain
                                  Principal Executive Officer








                                     (8)