Form 10-Q
period 1996-04-30
ROCKY MOUNTAIN MINERALS INC
filed 1996-09-20
CIK 312583

FORM 10-Q

                     SECURITIES  AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 1996

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
Class                                       Outstanding at April 30, 1996
Common stock, $.001 par value                             85,179,239 shares

                     PART I.  FINANCIAL INFORMATION

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                                 ASSETS

(Amounts in thousand, except per share data)
                                          October 31,    April 30,
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

                                   (1)

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
                                        October 31,     April 30,
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

                                   (2)

                  ROCKY MOUNTAIN MINERALS, INC.
                   (A Development Stage Company)

                       STATEMENT OF OPERATIONS
                            (Unaudited)

                                 For the Six Months
                                  Ended April 30,
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

                              ========       ========












                           See accompanying notes.
                                    (3)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                   ASSETS
                                          For the Six Months
                                               April 30,
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

                                        =========      ========

                           See accompanying notes.
                                     (4)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1996, and the results of operations for the six months ended April 30, 1996 and 1995, and cash flows for the six months ended April 30, 1996 and 1995.

(2) No provision for income taxes is required for the period ended April 30, 1996 or 1995, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

(3) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during the period; three months ended April 30, 1995, 95,675,419 shares;
three months and six months ended April 30, 1996, 95,675,419 shares.
Shares issuable under stock options and warrants have been excluded, since they would be antidilutive.















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

There were no milling operations and therefore no revenues from milling for the three months ended April 30, 1995 and 1996. Management anticipates that operations will not be commenced until such time as the Registrant establishes additional ore reserves and the price of gold increases. On January 9, 1990, the Registrant entered into a Mineral Lease Agreement with FMC Minerals Corporation ("FMC") whereby FMC agreed to contribute $1,000,000 to the exploration and development of the Registrant's Rochester property. FMC has the right to terminate this Lease Agreement at any time. The
Lease Agreement was terminated May, 1992.

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





                                  ROCKY MOUNTAIN MINERALS, INC.
                                  Registrant





Date:  August 15, 1996            Richard Bain
                                  Richard Bain
                                  Principal Financial Officer


Date:  August 15, 1996            Richard Bain
                                  Richard Bain
                                  Principal Executive Officer








                                     (8)