Form 10-Q
period 1996-07-31
ROCKY MOUNTAIN MINERALS INC
filed 1996-09-20
CIK 312583

FORM 10-Q

                     SECURITIES  AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 31, 1996

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
Class                                            Outstanding at July 31, 1996
Common stock, $.001 par value                               85,179,239 shares

                     PART I.  FINANCIAL INFORMATION

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                                 ASSETS

(Amounts in thousand, except per share data)
                                          October 31,   July 30,
                                            1995          1996
                                         (Unaudited)   (Unaudited)
ASSETS
Current Assets:
   Cash                                   $     35      $      35
   Accounts Receivable                           -             25
   Assets held for sale                        122            122
                                         _________      _________
Total current assets                           157            182

OTHER ASSETS
   Investment in Affiliated Company            209            209
                                          ________       ________
                                               209            209
Property and equipment
less accumulated depreciation and depletion
of $66,811 and $66,811
   Equipment                                    32             32
   Undeveloped mineral interest                402            402
   Developed mine dumps and tailings         1,882          1,882
   Producing oil and gas properties              2              2
                                        __________      _________
                                             2,318          2,318
Less Accumulated Depreciation                   67             67
                                        __________     __________
TOTAL ASSETS                                 2,617          2,642




                         See accompanying notes.

                                   (1)

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
                                        October 31,    July 31,
                                           1995          1996
                                        (Unaudited)   (Unaudited)

Current liabilities:
   Accounts Payable                     $        5     $       10
   Accrued:
     Salaries                                   12             15
     Property Taxes                             75             75
                                        __________     __________
Total current liabilities                      100            100

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 26,240,450 shares
     issued and outstanding                 1,280          1,280

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     85,179,239 shares issued and
     outstanding                               85             85

   Capital in excess of par value           4,339          4,339
   Deficit accumulated during the
     development stage                     (3,174)        (3,162)
                                       __________      _________

Total stockholder's equity                  2,525          2,542
                                       __________     __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                         2,617          2,642








                         See accompanying notes.

                                   (2)

                  ROCKY MOUNTAIN MINERALS, INC.
                   (A Development Stage Company)

                       STATEMENT OF OPERATIONS
                            (Unaudited)

                                 For the Three Months     For the Nine Months
                                   Ended July 31,           Ended July 31,
                                 1995            1996     1995           1996



Revenues:
  Interest                          -               -          -            -
  Royalty and lease bonus           0               0     25,000            0
                               ______         _______     ______      _______
                                    0               0     25,000            0

Costs and expenses:
  General and administrative    2,477               0      4,955            -
  Depreciation, depletion
   and amortization                 -               -          -            -
  Interest                          -               -          -            -
                             ________         _______    _______      _______

Net Income (loss)(Note 2)      (2,477)              0     20,045            0



Loss per share (Note 3):      $     0       $      0    $      0     $      0

                              ========       ========   ========     ========












                           See accompanying notes.
                                    (3)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                   ASSETS
                                          For the Nine Months
                                                July 31,
                                           1995           1996

Cash Flows from Operating Activities:
   Net (loss)                           $  20,000     $       -
   Adjustments to reconcile
      Net (loss) to
   Net cash used in Operating Activities:
     Depreciation, Depletion
       and Amortization                         -             -
     Other items - Net                          -             -
                                        _________      ________
   Net Cash used in Operating Activities   20,000             -
                                        _________      ________

Cash Flows from Investing Activities:
   Acquisition of Property & Equipment $        -    $        -
   Net Cash provided by (used in)
     Investing Activities                       -             -
                                        _________     _________

Cash Flows from Financing Activities:
   Proceeds from Payment on Long Term
     Debt                                       -             -
   Net Cash provided by (used in)
     Investing Activities                       -             -
                                        _________      ________
Increase (Decrease) in Cash                20,000             -

Cash at beginning of period                15,000        35,000
                                         _________     ________

Cash at end of period                   $  35,000      $ 35,000

                                        =========      ========

                           See accompanying notes.
                                     (4)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1995, and the results of operations for the three months and nine months ended July 31, 1996 and 1995, and cash flows for the nine months ended July 31, 1996 and 1995.

(2) No provision for income taxes is required for the period ended July 31, 1996 or 1995, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

(3) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during the period; three months and nine months ended July 31, 1995, 95,675,419 shares; three months and nine months ended July 31, 1996, 95,675,419 shares. Shares issuable under stock options and warrants have been excluded, since they would be antidilutive.















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

There were no milling operations and therefore no revenues from milling for the nine months ended July 31, 1995 and 1996. Management anticipates that operations will not be commenced until such time as the Registrant establishes additional ore reserves and the price of gold increases. On January 9, 1990, the Registrant entered into a Mineral Lease Agreement with FMC Minerals Corporation ("FMC") whereby FMC agreed to contribute $1,000,000 to the exploration and development of the Registrant's Rochester property. FMC has the right to terminate this Lease Agreement at any time. The
Lease Agreement was terminated May, 1992.

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





                                  ROCKY MOUNTAIN MINERALS, INC.
                                  Registrant





Date:  September 19, 1996         Richard Bain
                                  Richard Bain
                                  Principal Financial Officer


Date:  September 19, 1996         Richard Bain
                                  Richard Bain
                                  Principal Executive Officer








                                     (8)