Form 10-K
period 1997-10-31
ROCKY MOUNTAIN MINERALS INC
filed 1998-01-30
CIK 312583

FORM 10-K

                    SECURITIES  AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
[CAPTION]
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1997

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

Aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the average of the bid and asked prices of these shares on the over-the-counter market) as of October 31, 1997: $410,440.

Class                                        Outstanding at October 31, 1997
Common stock, $.001 par value                         85,433,239 shares

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

     Since the beginning of the 1997 fiscal year, the Registrant was not involved in any bankruptcy, receivership or similar proceedings, nor did it engage in any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets otherwise than in the ordinary course of business, except as set forth below.

     During fiscal year 1997 the Registrant did not acquire, develope, operate or explore for any mineral properties. The Company's only active participation in the mineral industry was through its Mineral Lease Agreement, dated February, 1993 for the development of the Registrant's Rochester property located in Madison County, Montana (see Item 1 (c)(1)(i) Mineral Exploration). The Rochester property is being evaluated by another party for the potential development, operation and recovery of gold and silver. There is no assurance this mineral property will be developed or produce gold or silver.

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

     The Registrant's principal business activities in its mining operations segment have been the construction and operation of an ore mill facility on mining property acquired from Rochester. The Registrant has produced both gold and silver which were sold by the Registrant to a refiner for "spot" market gold and silver prices. However, during the fiscal years 1984 through October 31, 1997 the Company has not operated its ore mill facility.

        Future activities will require substantial additional financing through arrangements with industry partners or through the formation of limited partnerships of which the Registrant would be general partner. The Registrant has no such arrangements at the present time. The total annual assessment obligation for all of the Registrant's mining claims for the year ended October 31, 1997 was $6,600 and this assessment obligation has been paid by the Registrant.

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

     On February 19, 1993, the Registrant entered into a Mineral Lease Agreement with Rouetel, Inc. of Spokane, Washington on the Rochester Gold Project. The Agreement calls for Rouetel, Inc. to spend a minimum of $50,000 per year in direct exploration and development work, or in mining or milling operations and also maintain the unpatented mining claims by the expenditure of $6,600 annually. Rouetel, Inc. is required to pay the Registrant minimum advance royalties of $20,000 in 1993 and $25,000 annually thereafter. During the Agreement, the Registrant shall retain a five percent (5%) net smelter return. Rouetel, Inc. has the right to terminate this Agreement at any time by giving the Registrant thirty (30) days prior written notice. Rouetel terminated the mineral lease during the summer of 1996.

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

     As of October 31, 1997, the Registrant employed one person, on a part time, as needed basis.

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

     The Registrant incurred costs of $24,603 plus 1981 acquisition costs in the staking of the unpatented claims. A total of $6,600 of assessment work will be required by September 1, 1997 and each year thereafter to retain the total of 66 unpatented claims. The Registrant may reduce it's mineral holdings by not spending the required funds to maintain this property.


                            ASSESSMENT WORK TABLE*

                                                  1997       Amount Required*
                               Number  Royalty  assessment    to be spent
Name of                          of    or other   to be          as of
claims        Location         claims  burden  performed by  August 31, 1997


Various       Rochester Mining    66      0%   Registrant          6,600
(See page 8   District, Madison
for list of   County, Montana                                   __________
Claims)                                                         $  6,600



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

     To maintain ownership of the possessory title created by an unpatented mining claim against possible subsequent locators, the locator must pay $100.00 per claim for assessment labor on each unpatented mining claim by August 31 of each year. Statements as to the assessment work performed must be filed with the Bureau of Land Management and with the appropriate county clerk's office. In the opinion of the Registrant, the Registrant has performed assessment work on all of its claims as required prior to August 1, 1994.

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

     As stated in the above-referenced Assessment Work Table the cost of annual assessment work for the year ending August 31, 1997 required on unpatented mining claims held by the Registrant was $6,600.

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

                                       *High bid         *Low bid

         11/01/95 - 01/31/96             $.010            $.005
         02/01/96 - 04/30/96             $.010            $.005
         05/01/96 - 07/31/96             $.010            $.005
         08/01/96 - 10/31/96             $.010            $.005
         11/01/96 - 01/31/97             $.010            $.005
         02/01/97 - 04/30/97             $.010            $.005
         05/01/97 - 07/31/97             $.010            $.005
         08/01/97 - 10/31/97             $.010            $.005

         *The above bid and ask prices are estimated by the Registant based on the limited trading of the Company's securities.

     (b)  Holders

     The number of record holders of the Registrant's common stock on October 31, 1997 was approximately 3,720.

     (c)  Dividends

     The Registrant has paid no dividends with respect to its common stock. There are no contractual restrictions on the Registrant's present or future ability to pay dividends. The Registrant's Preferred Stock bears dividends at a rate of $.015 per share per annum (an annual aggregate of $384,082 as of October 31, 1997) and has full priority over dividends on the common stock. These dividends are cumulative and payable annually in cash, in shares of common stock or in kind, at the Registrant's option. Dividends of $.0l5 on the Preferred Stock were due on July 1, 1982, through 1997. The Registrant has deferred payment of these dividends ($4,993,063) until such time as revenues permit payment thereof. It is uncertain when, if ever, the Registrant will receive sufficient revenues which will enable it to begin to pay the dividends on the Preferred Stock.


Item 6.  Selected Financial Data (1)

                               Years Ended October 31,

                         1993    1994    1995   1996  1997

Operating revenues      $  20   $  25      25     0     0
Interest expense            -       -       -     -     -
Net loss before
     extraordinary
     items)               (31)    (23)   (211)    -     -
Extraordinary gain on
     extinguishment of
     debt                   0       0     0     0       0
Extraordinary credit-
     benefit of net
     operating loss
     carryforwards          0       0     0     0       0
Net income (loss)         (11)      2  (186)    -       -
Net loss per
     share (2)
          Before extraordinary
      items               (*)     (*)   (*)   (*)      (*)
     Extraordinary gain on
      extinguishment of
      debt                (*)    (*)    (*)   (*)      (*)
     Extraordinary credit-
      benefit of net operating
      loss carryforward   (*)    (*)    (*)   (*)      (*)
     Net income (loss)    (*)    (*)    (*)   (*)      (*)
Total assets            2,693  2,803  2,617  2,606      -
Long-term debt             -      -      -     -        -

* Less than $.01 per share.

(1) The selected financial data should be read in conjunction with the related financial statements and notes thereto included under Items 8, 14(a)(1) and (2), and 14(d).

(2) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during each year; (95,475,000 in 1993, 95,475,000 in 1994, 95,475,000 in 1995
and 95,475,000 in 1996 and 95,475,000 in 1997).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Registrant began operations on May 19, 1978 and is considered to be a mining company in the exploratory stage and has had no significant revenues. During the 1988 fiscal year the Registrant consummated a stock purchase agreement and has resumed mineral exploration and waste management activities, which it continued during the 1997 fiscal year.

        General and administrative expenses remained approximately the same during the fiscal year 1997, as compared to the previous fiscal year.

     During 1989 the Registrant settled prior obligations resulting in extraordinary gain of $4,235 and incurred a net loss of ($167,195). During 1990, the Company recorded a charge to expense of $1,037,669 representing the excess of net book value over the estimated recoverable value of the Rochester Mill, and incurred a net loss for the year of ($1,187,324). During 1991, the Company recorded an additional charge to expense of $146,285 representing the excess net book value over the estimated recoverable value of the Mill, settled prior obligations resulting in extraordinary gain of $17,054, and incurred a net loss of $(181,956). During fiscial year 1997 the Company conducted only limited operations due to financial restrictions.

Liquidity and Capital Resources

     The following table reflects the Registrant's working capital positions at October 1997 and 1996:

                              October 31, 1997       October 31, 1996
Current assets                     $    156                 $146
Current liabilities                     100                  104
Working capital                          56                   42
Current ratio                           1.6                  1.4

     The Registrant will continue the evaluation of it's present mineral properties and other additional mineral properties in Western U.S. and Australia, as well as pursue other non-mineral business opportunities.

     The Registrant has used a significant portion of the proceeds from the April 27, 1988 sale of stock to Quillium to maintain it's mineral property inventory and conduct additional geologic studies. In addition, the Registrant conducted exploratory programs and geologic studies on other precious and base mineral properties both in the western U.S. and Australia. During 1992 the Registrant acquired a 38% equity interest in Zonia Landfill, Inc., a company engaged in the waste management business. Zonia Landfill, Inc. sold it's operation in 1997 to USA Waste Services, Inc.. The Registrant received 8,097 shares of Common Stock in USA Waste, a NYSE listed Company.

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


                                  PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

     (a, b, e)  Identification of Directors and Executive Officers and Their
                  Business Experience
Name                    Age        Position, Tenure and Business Experience

Ernest Geoffrey Albers   54        Chairman and Director of the Registrant
                                   since April 1988, Mr. Albers is a 1968
                                   graduate of the University of Melbourne, Victoria, Australia with a Bachelor of Law degree. He commenced practice in 1969 as the principal of his own firm immediately upon admission as a barrister and solicitor of the Supreme Court of Victoria. In 1972 he ceased full time practice to pursue his private investment activities, his master investment company now being Great Missenden Group Pty.,
                                   Ltd.  He formed Cue Energy Resources N.L.
                                   in New Zealand in 1981 and is its major
                                   shareholder. In Australia he is chairman of Bass Strait Group N.L. which he formed in 1978 and Estates Holdings Ltd. which he formed in 1971. In New Zealand he is also on the board of Southern Petroleum
                                   N.L.  He is a member of the Petroleum
                                   Exploration Society of Australia and is a member of the Australian Institute of Directors.


Richard Douglas Fraser    47       Director of the Registrant since April
                                   1988, Mr. Fraser obtained an
                                   Associateship in Mining Engineering from the Western Australian School of Mines in
                                   1974.  He has had extensive practical
                                   experience in mine operations prior to
                                   obtaining a Western Australian First
                                   Class Mine Manager's Certificate of
                                   Competency in 1979 as a manager of a
                                   below ground mine for New South Wales in 1981. Between 1975 and 1980 he was employed by the WA Department of Mines as a mining engineer - special inspector of mines. Prior to establishing his own consultancy he was employed for two years by Newmont Holdings including a period as certified quarry manager and assistant to the manager at the Telfer Mine. In 1982 he established his consultancy, Fraser
                                   Mining and Construction Pty. Ltd., which has carried out consulting projects in all states of Australia and has been instrumental in establishing new mines in the Solomon Islands and Ghana. In 1986 he formed the Federation Resources Group which plans to develop new mines at Rushworth and Costerfield in Victoria.
                                   Mr. Fraser is an associate member of the Australian Institute of Mining and
                                   Metallurgy.

Richard H. Bain        55          President, Treasurer, Mr. Bain has a B.A.
                                   from Rice University in Commerce and
                                   Business and a graduate degree from the
                                   University of Houston in Fine Arts.
                                   Since 1970, Mr. Bain has been active in
                                   fields of research, education, political science, geo-physics and global economics with emphasis on financial markets. Mr.
                                   Bain currently teaches social and
                                   political science in the Houston
                                   Community College and public school
                                   system.

Donald C. Knaute, Jr.   53         Mr. Knaute is a gradute of Michigan State
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

     None

     (d)  Family Relationships

     None

     (f)  Involvement in Certain Legal Proceedings

     None

     (g)  Promoters and Control Persons

     Not applicable.


Item 11.  Executive Compensation

     (a)(1)  Cash Compensation

     Cash compensation for the fiscal year ended October 31, 1997 was as follows:

      Name of
individual or number            Capacities in                   Cash
of persons in group             which served                compensation

   All executive                Officers and/or              $-12,000 -
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

        (e)  Termination of Employment and Change of Control Arrangement

     None.

Item l2.  Security Ownership of Certain Beneficial Owners and Management

     (a), (b) Security Ownership of Certain Beneficial Owners and Management

     The following table shows the security ownership of those persons known by the Registrant to be the beneficial owners of more than five percent of the Registrant's common stock and of the directors, and the officers and directors as a group as of October 31, 1997:
                                                                   Amount and
                                             Nature of               percent
Title of       Name and address              beneficial                of
class         of beneficial owner            ownership (1)          class (4)


 $.001 par      Ernest Geoffrey Albers      32,083,000 (2)           33.53%
value common    P. O. Box 46
  stock         Nagambie 3608
                Victoria, Australia

 $.00l par      Richard Douglas Fraser          50,000 (3)             .05%
value common    80 O'Shanassy Street
   stock        Sunbury 3429
                Victoria, Australia

 $.001 par      Richard Bain                 6,260,334                6.54%
value common    5801 Lumberdale #243
  stock         Houston, Texas 77092

 $.001 par      Don Knaute                   6,360,000                6.66%
value common    19505 FM #149
  stock         Houston, Texas 77070

                Officers and directors      44,753,334               46.78%

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

     (b)  Certain Business Relationships

     The Registrant acquired a 38% equity interest in Zonia Landfill, Inc., a company affiliated with certain of its officiers/directors and significant shareholders, for cash and services having a value of $414,000. Zonia
Landfill, Inc. is engaged in the solid waste management business which operates a transfer/recycle facility and garbage collection business. Zonia
Landfill, Inc. sold it's operations to USA Waste Systems, Inc. and the Registrant received 8,097 shares of USA Waste Common Stock for it's interest. USA Waste
Services is a NYSE listed company.

   (c)  Indebtedness of Management

     None

     (d)  Transactions with Promoters

     Not applicable.


                                  PART IV

Item l4.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as a part of this Report immediately following the signature page.

                                                                        Page
                                                                       Number
1.  Financial Statements

     Balance Sheet - October 31, 1997 and 1996                         F-3

     Statement of Operations - Years Ended
        October 31, 1995, 1996 and 1997 and                            F-5
        Cumulative Amounts from Inception
        (May 19, 1978) to October 31, 1997

     Statements of Stockholders' Equity -                              F-7
        For the Period from Inception
           (May 19, 1978) to October 31, 1997.

     Statement of Cash Flows -
        Years ended October 31, 1995, 1996 and 1997                    F-16
        and Cumulative Amounts from Inception
        (May 19, 1978) to October  31, 1997.

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

     The following unaudited balance sheet of Rocky Mountain Minerals, Inc.
as of October 31, 1997, and related statement of operations, stockholder's equity and changes in financial position for the year ended October 31, 1997, and supporting schedules and financial statements were prepared by the Company and have not been reviewed by independent certified public accountants. The Company's management believes the following unaudited financial statements fairly present the financial position of the Company for the year ended October 31, 1997.

                 ROCKY MOUNTAIN MINERALS
                  FINANCIAL STATEMENTS
                OCTOBER 31, 1996 AND 1997
                       (UNAUDITED)


                                  ASSETS

                              1996         1997
Assets:
  Cash                       $    24     $     34
  Accounts receivable              -            -
  Assets held for sale -
   net (Note 13)                 122          122

      Total current assets       146          156

Property and equipment,
  at cost (Note 1):
  Equipment (Notes 2,
   13 and 14)                     32          32
  Undeveloped mineral
   interest (Notes 2,
      10, 11 and 14)             402         402
  Developed mine dumps
   and tailings (Notes 2
     and 14)                   1,882       1,882
  Mill (Notes 2, 13 and 14)        -           -
  Producing oil and
    gas properties                 2           2

                               2,318       2,318
  Less accumulated
    depreciation and
    depletion                    (67)        (67)

      Net property and
      equipment                2,251       2,251

Other assets:
    Investment in affiliated
    companies(Notes 3,12,
     10 and 14)                 209         228

      Total other assets        209         228

                             $2,606      $2,635

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                   1996          1997
Current liabilities:
  Accounts payable                  5          5
  Accrued:
      Salaries                     24          -
      Property taxes               75         95
      Other                         -          -

  Total current liabilities       104        100

Commitments and contingencies
  (Notes 5, 10, 13 and 14)

Stockholders' equity
  (Notes 2, 4, 5 and 6)
Preferred Stock, $.05 par value;
  $.015 cumulative dividends,
  convertible; 44,000,000 shares
  authorized, 25,605,450 shares
  issued and outstanding in 1997
  (25,605,450 shares in 1996)
  (aggregate liquidating prefer-
  ence in 1995 - $7,937,689)      1,280    1,280
Common stock, $.001 par value;
      250,000,000 shares authorized,
      85,433,239 shares issued and
      outstanding in 1997 (85,433,239
      in 1996)                       85       85
  Capital in excess of par value  4,339    4,339
  Deficit accumulated during the
      development stage          (3,179)  (3,169)

  Total stockholders' equity      2,502    2,535

TOTAL LIABILITIES AND
  STOCKHOLDERS EQUITY            $2,606   $2,635

                                                  Cumulative amounts
                                For the year ended      from
                                     October 31,      inception

                               1995    1996   1997  (May 19, 1978)
Revenues:
  Interest                      $   -    $   -  $  -  $  242
Royalty and lease bonus            25        -     -     211
  Gain on sale of machinery
   and equipment                    -        -     -     100
  Gain on sale of mining claims     -        -     -      12
  Gain on sale of undeveloped
   oil and gas properties           -         -     -     35
  Milling-custom                    -         -     -     14
  Gold and silver sales             -         -     -    177
  Equity in subsidiary
    earnings (losses) (Note 3)     (-)       (-)   (-)   (12)
                                 ____      ____  ____   _____

                                   25         0    0     776
Costs and expenses:
  Write-down of mill (Note 13)      -         -     -   1,184
  Loss on disposal of equipment     -         -     -       7
  Cost of milling                   -         -     -     260
General and administrative         16        12     24  2,021
  Abandonment of non-producing
   mineral interests               30         -      -     74
  Depreciation, depletion and
   amortization                    97         -      -     406
Interest                            -         -      -     804
                                 ____      ____   ____   _____

                                  211        12     24   4,756
                                 ____      ____   ____   _____

Loss before extraordinary items  (186)      (12)   (24) (3,979)

Extraordinary items (Note 7):
Gain on extinguishment of
  debt, net of applicable
  income taxes of $747 (1989)
  and $2,258 (1991)                 -         -     -      536
Credit resulting from
  utilization of net
  operating loss carryforwards      -        -      -      254

  Income from extraordinary
   items                            -        -      -      790

Net loss (Note 8)                (186)      (12)   (24) (3,169)

Loss per common share (Note 9):
  Loss before extraordinary items  (*)     (*)     (*)   (.08)
  Extraordinary items, net
   of applicable income taxes:
            Gain on extinguishment
       of debt                      -        -       -    .01
            Credit from utilization
       of tax loss carryforwards    -        -       -    .01
                                 ____     ____    ____  _____

  Net loss per common share        (*)      (*)     (*)  (.06)
                                 ____     ____    ____  _____

*Less than $.01 per share
                                                     Capital
                                                        in     Deficit
                                                      excess accumulated
                           Preferred      Common        of   during the
                             Stock         Stock        par  development
                         Shares Amount  Shares Amount  value   stage
Conversion of
 preferred stock into
  common stock (Note 4)      -      -      -      -      -       -

Net (loss) gain for the
  year ended
  October 31, 1994           -      -      -      -      -     (11)

Balance,
   [C]     [C] [C]      [C]     [C]   [C]        [C] [C]    [C]
   October 31, 1994     25,605  1,280 85,433     85  4,339  (2,991)


Conversion of
 preferred stock into
  common stock (Note 4)       -      -      -      -      -       -

Net (loss) gain for the
  year ended
  October 31, 1995            -      -      -      -      _       2

Balance,
  October 31, 1995       25,605  1,280 85,433     85  4,339  (2,993)


Conversion of
 preferred stock into
   common stock (Note 4)      -       -      -      -     -       -

Net (loss) gain for the
  year ended
  October 31, 1997           -        -      -      -     -    (24)

Balance,
  October 31, 1996      25,605    1,280 85,433     85 4,339 (3,169)

                                                                    Cumulative
                                                                     amounts
                                                                       from

                                              1995     1996    1967  inception
Cash flows from operating activities:
Net loss                                     $   2  $  (186)  $ (24)  $(3,169)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Income from extraordinary items                 -       -       -        -
  (Income) loss from subsidiary                   -       -       -       12
  Depreciation, depletion and amortization        7     105       -      413
  Write-down of mill                              -       -       -    1,184
  Abandonment of non-producing mineral interests  -       -       -       74
  Gain on sale of mineral interests and oil
   and gas properties                             -       -       -      (57)
  Gain on sale of machinery and equipment         -       -       -     (100)
  Amortization of deferred revenue                -       -       -      (24)
  Advance royalties                               -       -       -       35
  Issuance of common stock for services           -       -       -      105
  Change in assets and liabilities:
   (Increase) decrease in accounts receivable     -       -       -        -
   (Increase) decrease in accrued interest
      receivable                                  -       -       -       (7)
   (Increase) decrease in prepaid expenses        -       -       -       (1)
   Decrease in other assets                       -       -       -        6
   Increase (decrease) in accounts payable      (31)    (24)      -       (5)
Decrease in advances                              -       -       -      (19)
   Increase in accrued expenses                   -       -       -       78

   Total adjustments                            (24)     81       -    1,706

Net cash used in operating activities           (22)   (105)     12   (1,474)


Cash flows from investing activities:
 Proceeds from sale of mineral interests,
  oil and gas properties and equipment            -       -       -      238
 (Increase) decrease in advances to affiliates    -       -       -     (209)
Acquisition of:
 Mineral interests and oil and gas properties     -       -       -   (3,414)
 Mill and equipment                               -       -       -     (395)
 Other                                            -       -       -      (58)

Net cash provided by (used in)
  investing activities                            -       -       -   (3,877)

Cash flows from financing activities:
 Proceeds from the sale of:
  Common stock - net                              -        -      -    2,802
  Preferred stock - net                           -        -      -    2,486
 Stock purchase warrants                          -        -      -        -
 Increase in due to affiliates                    -        -      -       27
 Proceeds of long-term debt - net                 -        -      -        -
 Current maturities of long-term debt             -        -      -        -
 Other                                            -        -      -      656

Net cash provided by (used in)
  financing activities                            -        -      -    5,316

Increase (decrease) in cash                       -        -      -       35


Cash and cash equivalents at
  beginning of year                              25       14     14      -

Cash and cash equivalents at
   end of year                                    0       14     14      35

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

3.Investment in affiliated company

On June 28, 1988, the Company acquired a 50% interest in American Horizon Resources, Inc. (American Horizon) for cash consideration of $15,000.
American Horizon, a privately owned Colorado corporation, is considered to be a mining company in the development stage, and as of October 31, 1993 has commenced only limited exploration operations. A principal shareholder of the Company owns the remaining 50% interest in American Horizon. In July of 1989, the Company agreed to fund 50% of American Horizon's subsequent budgeted mining exploration expenditures in Tasmania, which funding commitment terminated on June 30, 1991. At October 31, 1992 $35,410 had been advanced to American Horizon on behalf of the Company. During fiscal year 1992 the Company acquired a 38% interest in a waste management company which owns and operates a solid waste transfer and recycle facility and a solid waste and collection company. The equity interest acquired by the Company represents a direct cash investment of $198,477 and an indirect investment credit of $216,000 which represents management and administrative fees credited to the Company. Significant shareholders and officiers and directors of the Registrant are affiliated with the Company. Zonia Landfill sold it's operations in 1996 for Common Stock in USA Waste Servies, Inc., a NYSE listed company. The Company received approximately $280,000 in USA Waste common stock as it's interest in Zonia Landfill.

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

Effective December 4, 1987, 25,000,000 shares of the Company's common stock were reserved for issue to officers, directors and employees of the Company, pursuant to the terms of the Stock Option Plan adopted on that date. As of October 31, 1997, no options have been granted and no charges to income have been made in connection with the above noted stock options.

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

8.Income taxes

No provision for income taxes is required for the years ended October 31, 1995, 1996 and 1997, because the Company has net operating losses (exclusive of extraordinary items) for the periods, there are not previous earnings to which such losses may be carried back, and there are no recorded income tax deferrals to be eliminated. Utilization of net operating losses from prior years offset extraordinary gain on extinguishment of debt in the amounts of $4,982 in 1989 and $17,054 in 1991 (See Note 7).

At October 31, 1997, the Company had net operating loss carryforwards for tax purposes of approximately $3,190,000, of which $2,477,000 is limited as to the amount which may be used in one year. If not used to offset future taxable income, the carryforwards will expire as follows:

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

At October 31, 1997, the Company had investment tax credit carryovers of approximately $58,000, which, if not used, will expire in fiscal years 1994 through 1998, and are also limited as to the amount which may be used in any one year.

9.                  Loss per common share

Loss per common share information is based on the weighted average number of shares of common stock and equivalents (convertible preferred stock) outstanding during each year, 95,671,000 shares in 1982, 95,630,000 shares in 1993, 95,475,000 shares in 1991, and 49,664,000 shares for the period from May 19, 1978 through October 31, 1997).

10.                 Commitments and contingencies

Unpatented lode mining claims:

In connection with unpatented lode mining claims, the Company must perform, or cause to be performed, approximately $6,600 of assessment work, by August 31, 1997, in order to retain possessory title for the ensuing year (See Note
11).

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

At October 31, 1994, the Company had made cash advances of $239,493 and paid certain expenses ($7,503) on behalf of various entities which are affiliated with certain officers/directors and significant shareholders. As of October 31, 1991 an additional $16,135 had been advanced to these entities and $54,480 has been repaid (see Note 10), accordingly $198,477 is reflected as due from affiliates at October 31, 1991. In 1992 the Company converted the cash advances into equity. In 1997 this equity was purchased for 8,097 shares of Common Stock of USA Waste Services, Inc., a NYSE listed company.

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


DATED:1/24/98

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


DATED:1/24/98                     BY:     /s/ Richard Bain
                                              Richard Bain
                                    Treasurer and Director
                                     (Principal Executive,
                         Financial and Accounting Officer)


DATED:1/24/98                BY:    /s/ E. Geoffrey Albers
                              E. Geoffrey Albers, Director


DATED:1/24/98                     BY:   /s/ Richard Fraser
                                  Richard Fraser, Director


DATED:1/24/98                        BY:    /s/ Don Knaute
                                      Don Knaute, Director