Form 10-Q
period 1998-01-31
ROCKY MOUNTAIN MINERALS INC
filed 1999-02-26
CIK 312583

FORM 10-Q

                     SECURITIES  AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 1998

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
Class                                       Outstanding at January 31, 1998
Common stock, $.001 par value                             85,179,239 shares

                     PART I.  FINANCIAL INFORMATION

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                                 ASSETS

(Amounts in thousand, except per share data)
                                          October 31,  January 31,
                                            1997          1998
                                         (Unaudited)   (Unaudited)
ASSETS
Current Assets:
   Cash                                   $     24      $     300
   Accounts Receivable                           -              -
   Assets held for sale                        122            122
                                         _________      _________
Total current assets                           146            422

OTHER ASSETS
   Investment in Affiliated Company            209            ---
                                          ________       ________
                                               209            422
Property and equipment
less accumulated depreciation and depletion
of $66,811 and $66,811
   Equipment                                    32             32
   Undeveloped mineral interest                402            402
   Developed mine dumps and tailings         1,882          1,882
   Producing oil and gas properties              2              2
                                        __________      _________
                                             2,318          2,318

Less Accummulated Depreciation                  67             67
                                        __________     __________
TOTAL ASSETS                                 2,606          2,673




                         See accompanying notes.

                                   (1)

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
                                        October 31,    January 31,
                                           1997          1998
                                        (Unaudited)   (Unaudited)

Current liabilities:
   Accounts Payable                     $        5     $        3
Accrued:
    Salaries                                    24             --
    Property Taxes                              75             75
    Other                                        -              -
                                        __________     __________
Total current liabilities                      104             78

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 26,240,450 shares
     issued and outstanding                 1,280           1,280

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     85,179,239 shares issued and
     outstanding                               85             85

   Capital in excess of par value           4,339          4,339
   Deficit accumulated during the
     development stage                     (3,202)        (3,109)
                                       __________      _________

Total stockholder's equity                  2,502          2,595
                                       __________     __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                         2,606          2,673








                         See accompanying notes.

                                   (2)

                  ROCKY MOUNTAIN MINERALS, INC.
                   (A Development Stage Company)

                       STATEMENT OF OPERATIONS
                            (Unaudited)

                                 For the Three Months
                                  Ended January 31,
                                 1997            1998



Revenues:
  Interest                          -               -
  Royalty and lease bonus           0               0
                               ______         _______
                                    0               0

Costs and expenses:
  General and administrative        -               5
  Depreciation, depletion
   and amortization                 -               -
  Interest                          -               -
                             ________         _______

Net Income (loss)(Note 2)           0              (5)



Loss per share (Note 3):      $     0       $       0

                              ========       ========












                           See accompanying notes.
                                    (3)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                   ASSETS
                                          For the Three Months
                                               January 31,
                                           1997           1998

Cash Flows from Operating Activities:
   Net (loss)                           $       -     $       -
   Adjustments to reconcile
      Net (loss) to
   Net cash used in Operating Activities:
     Depreciation, Depletion
       and Amortization                         -             -
     Other items - Net                          -             -
                                        _________      ________
   Net Cash used in Operating Activities        -             -
                                        _________      ________

Cash Flows from Investing Activities:
   Acquisition of Property & Equipment $        -    $        -
   Net Cash provided by (used in)
     Investing Activities                       -             -
                                        _________     _________

Cash Flows from Financing Activities:
   Proceeds from Payment on Long Term
     Debt                                       -             -
   Net Cash provided by (used in)
     Investing Activities                       -             -
                                        _________      ________
Increase (Decrease) in Cash                     -             -

Cash at beginning of period                    24           303
                                         _________     ________

Cash at end of period                   $      24      $    300

                                        =========      ========

                           See accompanying notes.
                                     (4)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1998, and the results of operations for the three months ended January 31, 1998 and 1997, and cash flows for the three months ended January 31, 1998 and 1997.

(2) No provision for income taxes is required for the period ended January 31, 1998 or 1997, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

(3) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during the period; three months ended January 31, 1997, 95,675,419 shares;
three months and six months ended January 31, 1998, 95,675,419 shares.
Shares issuable under stock options and warrants have been excluded, since they would be antidilutive.















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

There were no milling operations and therefore no revenues from milling for the three months ended January 31, 1997 and 1998. Management anticipates that operations will not be commenced until such time as the Registrant establishes additional ore reserves and the price of gold increases. On January 9, 1990, the Registrant entered into a Mineral Lease Agreement with FMC Minerals Corporation ("FMC") whereby FMC agreed to contribute $1,000,000 to the exploration and development of the Registrant's Rochester property.
FMC has the right to terminate this Lease Agreement at any time.  The
Lease Agreement was terminated May, 1992.

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





                                  ROCKY MOUNTAIN MINERALS, INC.
                                  Registrant





Date:  March 10, 1998             Richard Bain
                                  Richard Bain
                                  Principal Financial Officer


Date:  March 10, 1998             Richard Bain
                                  Richard Bain
                                  Principal Executive Officer








                                     (8)