Form 10-Q
period 1999-07-31
ROCKY MOUNTAIN MINERALS INC
filed 1999-09-14
CIK 312583

FORM 10-Q

                     SECURITIES  AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 31, 1999
                                     OR

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X .  No    .

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
Class                                            Outstanding at July 31, 1999
Common stock, $.001 par value                               85,179,239 shares

                     PART I.  FINANCIAL INFORMATION

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                                 ASSETS

(Amounts in thousand, except per share data)
                                          October 31,   July 30,
                                            1998          1999
                                         (Unaudited)   (Unaudited)
ASSETS
Current Assets:
   Cash                                   $    294      $     285
   Accounts Receivable                           -              -
   Assets held for sale                        122            122
                                         _________      _________
Total current assets                           416            407

OTHER ASSETS
   Investment in Affiliated Company              -              -
                                          ________       ________
                                                 0              0
Property and equipment
less accumulated depreciation and depletion
of $66,811 and $66,811
   Equipment                                    32             32
   Undeveloped mineral interest                402            402
   Developed mine dumps and tailings         1,882          1,882
   Producing oil and gas properties              2              2
                                        __________      _________
                                             2,318          2,318
Less Accumulated Depreciation                   67             67
                                        __________     __________
TOTAL ASSETS                                 2,667          2,658




                         See accompanying notes.

                                   (1)

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
                                        October 31,    July 31,
                                           1998          1999
                                        (Unaudited)   (Unaudited)

Current liabilities:
   Accounts Payable                     $        1     $        3
   Accrued:
     Salaries                                    -              -
     Property Taxes                             95             95
                                        __________     __________
Total current liabilities                       96             98

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 26,240,450 shares
     issued and outstanding                 1,280          1,280

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     85,179,239 shares issued and
     outstanding                               85             85

   Capital in excess of par value           4,339          4,339
   Deficit accumulated during the
     development stage                     (3,133)        (3,114)
                                       __________      _________

Total stockholder's equity                  2,571          2,560
                                       __________     __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                         2,667          2,658








                         See accompanying notes.

                                   (2)

                  ROCKY MOUNTAIN MINERALS, INC.
                   (A Development Stage Company)

                       STATEMENT OF OPERATIONS
                            (Unaudited)

                                 For the Three Months     For the Nine Months
                                   Ended July 31,           Ended July 31,
                                 1998            1999     1998           1999



Revenues:
  Interest                          -               -          -            -
  Royalty and lease bonus           0               0          -            0
                               ______         _______     ______      _______
                                    0               0          0            0

Costs and expenses:
  General and administrative       12               3         12           15
  Depreciation, depletion
   and amortization                 -               -          -            -
  Interest                          -               -          -            -
                             ________         _______    _______      _______

Net Income (loss)(Note 2)         (12)             (3)       (12)         (15)



Loss per share (Note 3):      $    (0)       $      (0)    $  (0)     $    (0)

                              ========       ========   ========     ========












                           See accompanying notes.
                                    (3)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                   ASSETS
                                          For the Nine Months
                                                July 31,
                                           1998           1999

Cash Flows from Operating Activities:
   Net (loss)                           $       -     $       -
   Adjustments to reconcile
      Net (loss) to
   Net cash used in Operating Activities:
     Depreciation, Depletion
       and Amortization                         -             -
     Other items - Net                          -             -
                                        _________      ________
   Net Cash used in Operating Activities        -             -
                                        _________      ________

Cash Flows from Investing Activities:
   Acquisition of Property & Equipment $        -    $        -
   Net Cash provided by (used in)
     Investing Activities                       -             -
                                        _________     _________
                                                0             0

Cash Flows from Financing Activities:
   Proceeds from Payment on Long Term
     Debt                                       -             -
   Net Cash provided by (used in)
     Investing Activities                       -             -
                                        _________      ________
Increase (Decrease) in Cash                     -             -

Cash at beginning of period                   297           285
                                         _________     ________

Cash at end of period                   $     297      $    285

                                        =========      ========

                           See accompanying notes.
                                     (4)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1999, and the results of operations for the three months and nine months ended July 31, 1999 and 1998, and cash flows for the nine months ended July 31, 1999 and 1998.

(2) No provision for income taxes is required for the period ended July 31, 1999 or 1998, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

(3) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during the period; three months and nine months ended July 31, 1998, 95,675,419 shares; three months and nine months ended July 31, 1999, 95,675,419 shares. Shares issuable under stock options and warrants have been excluded, since they would be antidilutive.















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

There were no milling operations and therefore no revenues from milling for the nine months ended July 31, 1998 and 1999. Management anticipates that operations will not be commenced until such time as the Registrant establishes additional ore reserves and the price of gold increases. On January 9, 1990, the Registrant entered into a Mineral Lease Agreement with FMC Minerals Corporation ("FMC") whereby FMC agreed to contribute $1,000,000 to the exploration and development of the Registrant's Rochester property. FMC has the right to terminate this Lease Agreement at any time. The
Lease Agreement was terminated May, 1992.

On February 19, 1993, the Registrant entered into a Mineral Lease Agreement with Rouetel, Inc., a Washington corporation whereby Rouetel agreed to expend funds to develop and explore the Registrants Rochester property. The Registrant retained a 5% Net Smelter Return from future production as well as a minimum advance royalty of $25,000 to be paid annually and recoverable from any future production. Rouetel has the right to terminate this Lease Agreement at any time. The terms of the Mineral Lease Agreement requires Rouetel to perform all necessary assessment work mandated by local, state and federal agencies, as well as comply with all required environmental laws. This lease was terminated in August 1996.





























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





                                  ROCKY MOUNTAIN MINERALS, INC.
                                  Registrant





Date:  September 10, 1999         Richard Bain
                                  Richard Bain
                                  Principal Financial Officer


Date:  September 10, 1999         Richard Bain
                                  Richard Bain
                                  Principal Executive Officer








                                     (8)