Form 10-K
period 1999-10-31
ROCKY MOUNTAIN MINERALS INC
filed 2000-02-14
CIK 312583

FORM 10-K

                    SECURITIES  AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
[CAPTION]
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1999

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

Aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the average of the bid and asked prices of these shares on the over-the-counter market) as of October 31, 1999: $410,440.

Class                                        Outstanding at October 31, 1999
Common stock, $.001 par value                         85,712,039 shares

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

     Since the beginning of the 1999 fiscal year, the Registrant was not involved in any bankruptcy, receivership or similar proceedings, nor did it engage in any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets otherwise than in the ordinary course of business, except as set forth below.

     During fiscal year 1999 the Registrant did not acquire, develope, operate or explore for or on any mineral properties. The Company's was inactive during fiscal 1999 and for the past several years the Company's only active participation in the mineral industry was through it's mineral lease Agreement, dated February, 1993 for the development of the Registrant's Rochester property located in Madison County, Montana (see Item 1 (c)(1)(i) Mineral Exploration). There is no assurance this mineral property will be developed or produce gold or silver.

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

     The Registrant's principal business activities in its mining operations segment have been the construction and operation of an ore mill facility on mining property acquired from Rochester. The Registrant has produced both gold and silver which were sold by the Registrant to a refiner for "spot" market gold and silver prices. However, during the fiscal years 1984 through October 31, 1999 the Company has not operated its ore mill facility.

        Future activities will require substantial additional financing through arrangements with industry partners or through the formation of limited partnerships of which the Registrant would be general partner. The Registrant has no such arrangements at the present time. The total annual assessment obligation for all of the Registrant's mining claims for the year ended October 31, 1999 was $6,600 and this assessment obligation has been paid by the Registrant.

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

     As of October 31, 1999, the Registrant employed one person, on a part time, as needed basis.

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

     The Registrant incurred costs of $24,603 plus 1981 acquisition costs in the staking of the unpatented claims. Each unpatented mining claim requires the payment of a $100 fee, payable to the Bureau of Land Management prior to August 31 of each year. The Registrant is required to pay $6,600 each year to hold it's 66 unpatented mining claims and the Registrant is current with all fees. The Registrant may reduce it's mineral holdings by not spending the required funds to maintain this property.


                            ASSESSMENT WORK TABLE*

                                                  1999       Amount Required*
                               Number  Royalty  assessment    to be spent
Name of                          of    or other   to be          as of
claims        Location         claims  burden  performed by  August 31, 1999


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

     To maintain ownership of the possessory title created by an unpatented mining claim against possible subsequent locators, the locator must pay $100.00 per claim for assessment labor on each unpatented mining claim by August 31 of each year. Statements as to the assessment work performed must be filed with the Bureau of Land Management and with the appropriate county clerk's office. In the opinion of the Registrant, the Registrant has performed assessment work on all of its claims as required prior to August 31, 1999.

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

     As stated in the above-referenced Assessment Work Table the cost of annual assessment work for the year ending August 31, 1999 required on unpatented mining claims held by the Registrant was $6,600, and this amount was paid by the Registrant.

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

     McCone County, Montana. On June 3, 1982, the Registrant sold its 320 acre exploratory fee lease in McCone County, Montana, for $24,000. The Registrant retained a four percent overriding royalty interest in the lease. To date, to the Registrant's knowledge, this lease was not drilled and the lease has expired.

     Kit Carson County, Colorado. On August 27, 1982, the Registrant sold 1,826.536 net acres of its exploratory fee oil and gas leases in Kit Carson County, Colorado, for an aggregate of $36,531. The Registrant retained overriding royalty interests ranging from 1.875% to 9.375% on the various leases sold. To date, to the Registrant's knowledge, this lease was not drilled and the lease has expired.

Item 3.  Legal Proceedings - None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Registrant.

                                PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

     (a)  Market Information

     The principal market on which the Registrant's Common Stock is traded is the OTC Bulletin Board (OTCBB). The stock was initially listed on the National Association of Securities Dealers Automated Quotation System.
These over-the-counter market quotations reflect inter- dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                       *High bid         *Low bid

         11/01/97 - 01/31/98             $.010            $.001
         02/01/98 - 04/30/98             $.010            $.001
         05/01/98 - 07/31/98             $.010            $.001
         08/01/98 - 10/31/98             $.010            $.001
         11/01/98 - 01/31/99             $.010            $.001
         02/01/99 - 04/30/99             $.010            $.001
         05/01/99 - 07/31/99             $.063            $.001
         08/01/99 - 10/31/99             $.063            $.001

         *The above bid and ask prices are estimated by the Registant based on the limited trading of the Company's securities.

     (b)  Holders

     The number of record holders of the Registrant's common stock on October 31, 1999 was approximately 3,720.

     (c)  Dividends

     The Registrant has paid no dividends with respect to its common stock. There are no contractual restrictions on the Registrant's present or future ability to pay dividends. The Registrant's Preferred Stock bears dividends at a rate of $.015 per share per annum (an annual aggregate of $373,627 as of October 31, 1999) and has full priority over dividends on the common stock. These dividends are cumulative and payable annually in cash, in shares of common stock or in kind, at the Registrant's option. Dividends of $.0l5 on the Preferred Stock were due on July 1, 1982, through 1999. The Registrant has deferred payment of these dividends ($6,725,282) until such time as revenues permit payment thereof. It is uncertain when, if ever, the Registrant will receive sufficient revenues which will enable it to begin to pay the dividends on the Preferred Stock.


Item 6.  Selected Financial Data (1)

                               Years Ended October 31,

                         1995    1996   1997  1998    1999

Operating revenues      $ 25       0     57    80      11
Interest expense           -       -     -     -       -
Net loss before
     extraordinary
     items)Income (Loss)(211)      -     33    36  (1,808)
Extraordinary gain on
     extinguishment of
     debt                  0       0      0     0       0
Extraordinary credit-
     benefit of net
     operating loss
     carryforwards         0       0      0     0       0
Net income (loss)       (186)      -     33    36  (1,808)
Net loss per
     share (2)
          Before extraordinary
      items               (*)     (*)    (*)   (*)   (.02)
     Extraordinary gain on
      extinguishment of
      debt                (*)     (*)    (*)   (*)     (*)
     Extraordinary credit-
      benefit of net operating
      loss carryforward   (*)     (*)    (*)   (*)     (*)
     Net income (loss)    (*)     (*)    (*)   (*)   (.02)
Total assets            2,803   2,617  2,606 2,667     771
Long-term debt             -       -     -      -        -

* Less than $.01 per share.

(1) The selected financial data should be read in conjunction with the related financial statements and notes thereto included under Items 8, 14(a)(1) and (2), and 14(d).

(2) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during each year; (95,475,000 in 1995, 95,475,000 in 1996, 85,712,000 in 1997
and 85,712,000 in 1998 and 85,712,000 in 1999).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Registrant began operations on May 19, 1978 and is considered to be a mining company in the exploratory stage and has had no significant revenues. During the 1988 fiscal year the Registrant consummated a stock purchase agreement and resumed mineral exploration as well as waste management activities. Subsequent to October 31, 1991, the registrant has been inactive and has had limited receipts and expenditures.

        General and administrative expenses remained approximately the same during the fiscal year 1999, as compared to the previous fiscal year.

        In January of 1984, the Registrant suspended milling operations at its Rochester property. During 1990, the Registrant recorded a charge to expense of $1,037,669 representing the excess of net book value over the estimated recoverable value of the Rochester Mill (the Mill). In December of 1990, the Registrant decided to sell certain assets at the Mill, and the net assets were reclassified to net assets held for sale and stated at their net realizable value. In 1991 and 1993, pursuant to property appraisals, the Registrant recorded additional charges to expense totaling $200,000, representing excess net book value over the estimated recoverable value of the Mill. In 1999, a tax deed was issued by the Madison County, Montana Treasurer for the Mill and related property, and the Registrant wrote off the property and recorded a loss of approximately $27,000.

        During 1999, the Registrant decided to sell the remaining undeveloped mineral interests and developed mine dumps and tailings. The assets have been reclassified to net assets held for sale and stated at their net realizable value resulting in a loss of $1,749,000.

Liquidity and Capital Resources

     The following table reflects the Registrant's working capital positions at October 1999 and 1998:

                              October 31, 1999       October 31, 1998
Current assets                     $    771                 $446
Current liabilities                       8                   96
Working capital                         763                  320
Current ratio                          96.4                  4.3

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

Management's plans for funding continued operations include attempting to obtain additional outside funding either through the sale of common stock, debt, and/or possible sales of undeveloped properties at the Rochester property.

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


                                  PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

     (a, b, e)  Identification of Directors and Executive Officers and Their
                  Business Experience
Name                    Age        Position, Tenure and Business Experience

Ernest Geoffrey Albers   57        Chairman and Director of the Registrant
                                   since April 1988, Mr. Albers is a 1968
                                   graduate of the University of Melbourne, Victoria, Australia with a Bachelor of Law degree. He commenced practice in 1969 as the principal of his own firm immediately upon admission as a barrister and solicitor of the Supreme Court of Victoria. In 1972 he ceased full time practice to pursue his private investment activities, his master investment company now being Great Missenden Group Pty.,
                                   Ltd.  He formed Cue Energy Resources N.L.
                                   in New Zealand in 1981 and is its major
                                   shareholder. In Australia he is chairman of Bass Strait Group N.L. which he formed in 1978 and Estates Holdings Ltd. which he formed in 1971. In New Zealand he is also on the board of Southern Petroleum
                                   N.L.  He is a member of the Petroleum
                                   Exploration Society of Australia and is a member of the Australian Institute of Directors.


Richard Douglas Fraser    50       Director of the Registrant since April
                                   1988, Mr. Fraser obtained an
                                   Associateship in Mining Engineering from the Western Australian School of Mines in
                                   1974.  He has had extensive practical
                                   experience in mine operations prior to
                                   obtaining a Western Australian First
                                   Class Mine Manager's Certificate of
                                   Competency in 1979 as a manager of a
                                   below ground mine for New South Wales in 1981. Between 1975 and 1980 he was employed by the WA Department of Mines as a mining engineer - special inspector of mines. Prior to establishing his own consultancy he was employed for two years by Newmont Holdings including a period as certified quarry manager and assistant to the manager at the Telfer Mine. In 1982 he established his consultancy, Fraser
                                   Mining and Construction Pty. Ltd., which has carried out consulting projects in all states of Australia and has been instrumental in establishing new mines in the Solomon Islands and Ghana. In 1986 he formed the Federation Resources Group which plans to develop new mines at Rushworth and Costerfield in Victoria.
                                   Mr. Fraser is an associate member of the Australian Institute of Mining and
                                   Metallurgy.

Richard H. Bain        57          President, Treasurer, Mr. Bain has a B.A.
                                   from Rice University in Commerce and
                                   Business and a graduate degree from the
                                   University of Houston in Fine Arts.
                                   Since 1970, Mr. Bain has been active in
                                   fields of research, education, political science, geo-physics and global economics with emphasis on financial markets. Mr.
                                   Bain currently teaches social and
                                   political science in the Houston
                                   Community College and public school
                                   system.

Donald C. Knaute, Jr.   55         Mr. Knaute is a gradute of Michigan State
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

     None

     (d)  Family Relationships

     None

     (f)  Involvement in Certain Legal Proceedings

     None

     (g)  Promoters and Control Persons

     Not applicable.


Item 11.  Executive Compensation

     (a)(1)  Cash Compensation

     Cash compensation for the fiscal year ended October 31, 1998 was as follows:

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

        (e)  Termination of Employment and Change of Control Arrangement

     None.

Item l2.  Security Ownership of Certain Beneficial Owners and Management

     (a), (b) Security Ownership of Certain Beneficial Owners and Management

     The following table shows the security ownership of those persons known by the Registrant to be the beneficial owners of more than five percent of the Registrant's common stock and of the directors, and the officers and directors as a group as of October 31, 1999:
                                                                   Amount and
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

     (b)  Certain Business Relationships

     The Registrant acquired a 38% equity interest in Zonia Landfill, Inc., a company affiliated with certain of its officiers/directors and significant shareholders. The equity interest acquired by this Company represented net cash advances to Zonia of $198,000. Zonia Landfill, Inc. is engaged in the solid waste management business which operates a transfer/recycle facility and garbage collection business. Zonia Landfill, Inc. sold it's operations to USA Waste Systems, Inc. and the Registrant received 8,097 shares of USA
Waste Common Stock for it's interest. USA Waste Services is a NYSE listed company. The Company sold its shares of USA Waste during 1997 and 1998 for an aggregate of $368,000.

   (c)  Indebtedness of Management

     None

     (d)  Transactions with Promoters

     Not applicable.


                                  PART IV

Item l4.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as a part of this Report immediately following the signature page.

                                                                        Page
                                                                       Number
1.  Financial Statements

     Balance Sheet - October 31, 1999 and 1998                         F-1

     Statement of Operations - Years Ended
        October 31, 1997, 1998 and 1999 and                            F-3
        Cumulative Amounts from Inception
        (May 19, 1978) to October 31, 1999

     Statements of Stockholders' Equity -                              F-5
        For the Period from Inception
           (May 19, 1978) to October 31, 1999.

     Statement of Cash Flows -
        Years ended October 31, 1997, 1998 and 1999                    F-10
        and Cumulative Amounts from Inception
        (May 19, 1978) to October  31, 1999.

     Notes to Financial Statements                                     F-12


                   ROCKY MOUNTAIN MINERALS, INC.

     The following unaudited balance sheet of Rocky Mountain Minerals, Inc.
as of October 31, 1999, and related statement of operations, stockholder's equity and changes in financial position for the year ended October 31, 1999, and supporting schedules and financial statements were prepared by the Company and have not been reviewed by independent certified public accountants. The Company's management believes the following unaudited financial statements fairly present the financial position of the Company for the year ended October 31, 1999.


                           ROCKY MOUNTAIN MINERALS, INC.
                           (A Development Stage Company)
                                  BALANCE SHEET
                          October 31, 1998 and 1999

                                     ASSETS

(Dollar amounts in thousands)
                                                              1998      1999
                                                              ----      ----
Current assets:
   Cash and cash equivalents                                $  294    $  271
   Assets held for sale - net (Note 12)                        122       500
                                                            ------    ------

    Total current assets                                       416       771

Property and equipment, at cost:
   Equipment (Notes 2 and 12)                                   32         -
   Undeveloped mineral interest (Notes 2, 9 and 12)            402         -
   Developed mine dumps and tailings (Notes 2 and 12)        1,882         -
   Producing oil and gas properties                              2         -
                                                            ------    ------

                                                             2,318         -

   Less accumulated depreciation and depletion                  67         -
                                                            ------    ------

    Net property and equipment                               2,251         -
                                                            ------    ------

                                                            $2,667    $  771
                                                            ======    ======

                            See accompanying notes.

                           ROCKY MOUNTAIN MINERALS, INC.
                           (A Development Stage Company)
                                  BALANCE SHEET
                          October 31, 1998 and 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

(Dollar amounts in thousands)
                                                            1998        1999
                                                            ----        ----
Current liabilities:
   Accounts payable                                       $    1      $    8
   Accrued property taxes                                     95           -
                                                          ------      ------
    Total current liabilities                                 96           8

Commitments and contingencies (Notes 5, 9 and 12)

Stockholders' equity (Notes 2, 4, 5 and 6):
   Preferred stock, $.05 par value, $.015 cumulative
     dividends, convertible; 44,000,000 shares authorized,
      24,908,450 shares issued and outstanding (aggregate
      liquidating preference - $9,216)                     1,245       1,245
   Common stock, $.001 par value; 250,000,000 shares
     Authorized, 85,712,039 shares issued and outstanding     86          86
   Capital in excess of par value                          4,373       4,373
   Deficit accumulated during the development stage       (3,133)     (4,941)
                                                          ------      ------

    Total stockholders' equity                             2,571         763
                                                          ------      ------

                                                          $2,667      $  771
                                                          ======      ======

                            See accompanying notes.
                                      F-2


                           ROCKY MOUNTAIN MINERALS, INC.
                           (A Development Stage Company)
                            STATEMENT OF OPERATIONS
            For the years ended October 31, 1997, 1998 and 1999 and
      Cumulative Amounts from Inception (May 19, 1978) to October 31, 1999

(Dollar amounts in thousands)
                                                                                                    Cumulative amounts
                                                                  For the year ended October 31,      from inception
                                                                  1997         1998        1999       (May 19, 1978)
                                                                  ----         ----        ----     ------------------

Revenues:
   Interest                                                            $ -          $ 8      $   11             $   261
   Royalty and lease bonus                                               -            -           -                 211
   Gain on sale of machinery and equipmen                                -            -           -                 100
   Gain on sale of mining claims                                         -            -           -                  12
   Gain on sale of undeveloped oil and gas properties                    -            -           -                  35
   Milling-custom                                                        -            -           -                  14
   Gold and silver sales                                                 -            -           -                 177
   Equity in subsidiary earnings (losses) (Note 3)                       -            -           -                 (96)
   Gain on sale of securities (Note 3)                                  57           80           -                 137
                                                                       ---          ---      ------                 ---

                                                                        57           88          11                 851
Costs and expenses:
   Write-down of mill  and mineral interests (Note 12)                   -            -       1,749               2,933
   Loss of disposal of equipment and assets held for sale (Note 12)      -            -          27                  34
   Cost of milling                                                       -            -           -                 260
   General and administrative                                           24           52          41               2,301
   Abandonment of non-producing mineral interests                        -            -           2                  76
   Depreciation, depletion and amortization                              -            -           -                 286
   Interest                                                              -            -           -                 804
                                                                       ---          ---      ------             -------

                                                                        24           52       1,819               6,694
                                                                       ---          ---      ------             -------

Income (loss) before extraordinary item                                 33           36      (1,808)             (5,843)

                         (Continued on following page)
                            See accompanying notes.
                                      F-3

                           ROCKY MOUNTAIN MINERALS, INC.
                           (A Development Stage Company)
                             STATEMENT OF OPERATIONS
            For the years ended October 31, 1997, 1998 and 1999 and
      Cumulative Amounts from Inception (May 19, 1978) to October 31, 1999

                         (Continued from preceding page)

(Dollar amounts in thousands
                                                                                             Cumulative amounts
                                                           For the year ended October 31,      from inception
                                                           1997        1998         1999       (May 19, 1978)
                                                           ----        ----         ----     ------------------
Extraordinary gain on extinguishment of debt                     -           -            -                902
                                                               ---         ---       ------            -------

  Net income (loss) (Note 7)                                   $33         $36      $(1,808)          $(4,941)
                                                               ===         ===       ======            =======

Basic income (loss) per common share (Note 8):
   Loss before extraordinary item                              $ *         $ *       $(0.02)           $ (0.10)
   Extraordinary gain on extinguishment of debt                  -           -            -              (0.01)
                                                               ---         ---       ------            -------

    Basic net income (loss) per common share                   $ *         $ *       $(0.02)           $ (0.09)
                                                               ===         ===       =======           =======



*Less than $.01 per share

                            See accompanying notes.

                           ROCKY MOUNTAIN MINERALS, INC.
                           (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 9, 1978) to October 31, 1999

(Dollar amounts in thousands)

                                                                                                           Deficit
                                                                                                         accumulated
                                                                                             Capital in   during the
                                               Preferred stock         Common stock          excess of   development
                                               Shares   Amount      Shares      Amount       par value      stage
                                               ------   ------      ------      ------       ----------  -----------


Issuance of common stock:
   For undeveloped mineral interest at $.10 per
    share in 1978                                   -         $ -      45,000         $ -      $    4            $ -
   For undeveloped mineral interest and services
    at $.10 per share in 1978                       -           -      20,000           -           2              -
   To a director for cash and royalty interest
    in oil lease at $.0125 per share in 1978        -           -   1,000,000           1          12              -
   For cash:
    at $.025 per share, pursuant to private
      placement memorandum in 1978 and 1979         -           -   3,467,000           3          83              -
    at $.0125 per share in 1978                     -           -     800,000           1           9              -
   To officers and directors for cash and use of
    library at $.003 per share in 1979              -           -   4,500,000           5           9              -
   For undeveloped mineral and oil and gas
    interests at $.12 per share in 1979             -           -      80,000           -          10              -
   For cash at $.10 per share, pursuant to public
    offering, less $187,696 issue costs in 1979     -           -  12,000,000          12       1,000              -

Sale of stock purchase warrants in 1979             -           -           -           -           -              -

Sale of common stock at $.28225 per share
   pursuant to private placement memorandum
   in 1980 (Note 2)                                 -           -   1,400,000           1         394              -

                         (Continued on following page)
                            See accompanying notes.
                                      F-5

                           ROCKY MOUNTAIN MINERALS, INC.
                           (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 9, 1978) to October 31, 1999

                        (Continued from preceding page)

(Dollar amount in thousands)

                                                                                                           Deficit
                                                                                                         accumulated
                                                                                             Capital in   during the
                                               Preferred stock       Common stock            excess of   development
                                               Shares     Amount     Shares    Amount        par value      stage
                                               ------     ------     ------    ------        --------    -----------

Issuance of common stock:
   For cash and services at $.1925 per share
    in 1981                                            -   $     -     200,000    $ -            38              -
   For extended option at $.125 per share in
    1981                                               -         -     100,000      -            12              -

Issuance of preferred stock for cash at $.10
    per share pursuant to a public offering,
    less $513,526 issue costs in 1982
    (Note 4)                                  30,000,000     1,500           -      -           986              -

Issuance of common stock:
   Partial consideration for mining property
   at $.10 per share in 1982 (Note 2)                  -         -   2,500,000      3           248              -
   For extended purchase option at $.1875 per
    share in 1982 (Note 2)                             -         -      30,000      -             6              -
   To an officer for debt settlement at $.04
    per share in 1982                                  -         -     250,000      -            10              -
   For cash at $.01 per share in 1982                  -         -     250,000      -             2              -
   For services at $.10 per share in 1983              -         -      30,000      -             3              -
   For services at $.03 per share in 1983              -         -     250,000      -             7              -

Conversion of preferred stock into common
   stock in 1983                              (1,974,700)      (99)    789,880      1            98              -

                         (Continued on following page)
                            See accompanying notes.

                            ROCKY MOUNTAIN MINERALS, INC.
                           (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 9, 1978) to October 31, 1999

                        (Continued from preceding page)

(Dollar amounts in thousands)

                                                                                                           Deficit
                                                                                                         accumulated
                                                                                             Capital in   during the
                                               Preferred stock           Common stock        excess of   development
                                               Shares      Amount      Shares      Amount    par value      stage
                                               ------      ------      -------     ------   ----------   -----------

Issuance of common stock for cash at $.075
  per share, in a private placement in 1984         -           -      1,000,000        2          74            -

Conversion of preferred stock into common
  stock in 1984                                (5,500)          -          2,200        -           -            -

Issuance of common stock:
  To an officer and director for services
    valued at $.01 per share in 1986                -           -      3,000,000        3          27            -
  For settlement of debt at $.015 per share
    in 1987                                         -           -        200,000        -           3            -
  For cash at $.0167 per share, pursuant to
    private placement in 1987                       -           -     10,975,000       11         172            -
  To an officer and director for royalty
    interest at $.01 per share in 1987              -           -        500,000        1           4            -
  To an officer and director and shareholder
    for past services at $.01 per share in
    1987                                            -           -      2,900,000        3          26            -
  For settlement of debt in 1987:
    at $.015 per share                              -           -      1,933,334        2          27            -
    at $.03 per share                               -           -        400,000        -          12            -
    at $.02 per share                               -           -         97,085        -           2            -

  Conversion of preferred stock into common
    stock in 1987                            (250,000)        (12)       100,000        -          12            -

                          (Continued on following page)
                             See accompanying notes.
                                      F-7

                           ROCKY MOUNTAIN MINERALS, INC.
                           (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 9, 1978) to October 31, 1999

                        (Continued from preceding page)

(Dollar amounts in thousands)

                                                                                                           Deficit
                                                                                                         accumulated
                                                                                             Capital in   during the
                                                Preferred stock          Common stock        excess of   development
                                                Shares     Amount      Shares      Amount    par value      stage
                                                ------     ------      ------      ------    ----------  -----------

Capital contribution of equipment by an officer
   and director in 1987                                -           -           -           -          1              -

Issuance of common stock:
   To an officer and director for past services
    valued at $.03 per share in 1988                   -           -     500,000           1         14              -
   For cash at $.03 per share, pursuant to stock
    purchase agreement, net of offering costs of
    $60,797 in 1988 (Note 5)                           -           -  33,333,000          33        906              -
   To officers, directors and other individuals
    for royalty interests at $.01 per share
    in 1988                                            -           -   1,925,000           2         17              -

Conversion of preferred stock into common
    stock in 1988                             (1,253,325)        (63)    501,330           1         62              -

Cancellation of common stock in 1989                   -           -     (10,000)          -          -              -

Conversion of preferred stock into common stock  (20,000)         (1)      8,000           -          1              -
   in 1989

Conversion of preferred stock into common stock
   in 1990                                      (256,025)        (13)    102,410           -         13              -

Conversion of preferred stock into common
   stock in 1991                                (635,000)        (32)    254,000           -         32              -


                          (Continued on following page)
                             See accompanying notes.
                                      F-8

                           ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 9, 1978) to October 31, 1999

                        (Continued from preceding page)


(Dollar amounts in thousands)

                                                                                                           Deficit
                                                                                                         accumulated
                                                                                             Capital in   during the
                                                Preferred stock          Common stock        excess of   development
                                                Shares     Amount      Shares      Amount    par value      stage
                                                ------     ------      ------      ------    ----------  -----------

Conversion of preferred stock into common
  stock in 1992                                 (697,000)      (35)    278,800           -         35             -

Net loss for the period from inception to
  October 31, 1996                                     -         -           -           -          -        (3,202)
                                              ----------    ------  ----------         ---     ------       -------

Balance, October 31, 1996                     24,908,450     1,245  85,712,039          86      4,373        (3,202)

Net income for the year ended October 31,
  1997                                                 -         -           -           -          -            33
                                              ----------    ------  ----------         ---     ------       -------

Balance, October 31, 1997                     24,908,450     1,245  85,712,039          86      4,373        (3,169)

Net income for the year ended October 31,
  1998                                                 -         -           -           -          -            36
                                              ----------    ------  ----------         ---     ------       -------

Balance, October  31, 1998                    24,908,450     1,245  85,712,039          86      4,373        (3,133)

Net loss for the year ended October 31, 1999          -          -           -           -          -        (1,808)
                                              ----------    ------  ----------         ---     ------       -------

Balance, October 31, 1999                     24,908,450    $1,245  85,712,039         $86     $4,373       $(4,941)
                                              ==========    ======  ==========         ===     ======       =======

                            See accompanying notes.
                                      F-9

                           ROCKY MOUNTAIN MINERALS, INC.
                           (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the years ended October 31, 1997, 1998 and 1999 and
      Cumulative Amounts from Inception (May 19, 1978) to October 31, 1999

(Dollar amounts in thousands)

                                                                                              Cumulative
                                                                                             amounts from
                                                              1997       1998       1999       inception
                                                              ----       ----       ----     ------------

Cash flows from operating activities:
   Net income (loss)                                           $33       $36     $(1,808)        $(4,941)
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Loss from subsidiary                                       -         -           -              96
      Depreciation, depletion and amortization                   -         -           -             286
      Write-down of mill and mineral interests                   -         -       1,749           2,933
      Abandonment of non-producing mineral interests             -         -           2              76
      Gain on sale of mineral interests and oil and gas
       properties                                                -         -           -             (57)
      Loss (gain) on disposal of machinery and equipment         -         -          27             (73)
      Amortization of deferred revenue                           -         -           -             (24)
      Advance royalties                                          -         -           -              28
      Issuance of common stock for services                      -         -           -             105
      Change in assets and liabilitites:
       Decrease in accounts receivable                           -        29           -               -
       Increase (decrease) in accounts payable                   -        (4)          7               8
       Increase (decrease) in accrued expenses                  (4)        -           -               -
                                                               ---       ---     -------         -------

        Total adjustments                                       (4)       25       1,785           3,378
                                                               ---       ---     -------         -------

        Net cash provided by (used in) operating activities     29         61        (23)         (1,563)

                          (Continued on following page)
                             See accompanying notes.
                                      F-10

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
            For the years ended October 31, 1997, 1998 and 1999 and
      Cumulative Amounts from Inception (May 19, 1978) to October 31, 1999

                        (Continued from preceding page)

(Dollar amounts in thousands)

                                                                                              Cumulative
                                                                                             amounts from
                                                              1997       1998       1999       inception
                                                              ----       ----       ----     ------------

Cash flows from investing activities:
   Proceeds from sale of mineral interests, oil and gas
    properties and equipment                                     -          -           -            238
   (Increase) decrease in advances and investment in
     affiliates                                                (19)       199           -            175
   Acquisition of:
    Mineral interests and oil and gas properties                 -          -           -         (3,414)
    Mill and equipment                                           -          -           -           (395)
    Other                                                        -          -           -            (58)
                                                               ---       ----        ----         ------

   Net cash provided by (used in) investing activities         (19)       199           -         (3,454)

Cash flows from financing activities: Proceeds from the sale of:
    Common stock - net                                           -          -           -          2,802
    Preferred stock - net                                        -          -           -          2,486
                                                               ---       ----        ----         ------

   Net cash provided by (used in) financing activities           -          -           -          5,288
                                                               ---       ----        ----         ------

Increase (decrease) in cash                                     10        260         (23)           271

Cash and cash equivalents at beginning of period                24         34         294              -
                                                               ---       ----        ----         ------

Cash and cash equivalents at end of period                     $34       $294        $271         $  271
                                                               ===       ====        ====         ======

                             See accompanying notes.
                                      F-11

                           ROCKY MOUNTAIN MINERALS, INC.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                          October 31, 1997, 1998 and 1999


1. Organization and summary of significant accounting policies

   Organization:

   Rocky Mountain Minerals, Inc. (the Company) was incorporated on February 21, 1974, and began operations on May 19, 1978 (inception) and is considered to be a mining company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the acquisition of mineral interests, oil and gas properties and leases, financing activities, and initiated milling of the Company's mine tailings in 1983. During the year ended October 31, 1982, the Company disposed of the majority of its oil and gas properties. In January 1984, the Company discontinued milling. Subsequent to October 31, 1991, the Company has been inactive and has had limited receipts and expenditures.

   A summary of the significant accounting policies is as follows:

   Depreciation, depletion and amortization:

   Depreciation was provided by the Company on the straight-line and declining balance methods.

   Depletion of developed mineral interests (mine dumps and tailings) was computed by the unit-of-production method based on estimated recoverable quantities of gold and silver.

   Undeveloped mineral interests and oil and gas properties:

   The Company utilized the "successful efforts" method of accounting for undeveloped mineral interests and oil and gas properties. Capitalized costs were charged to operations at the time the Company determined that no economic reserves existed.

   Costs of carrying and retaining undeveloped properties were charged to expense when incurred.

   Proceeds from the sale of undeveloped properties were treated as a recovery of cost. Proceeds in excess of the capitalized cost realized in the sale of any such properties, if any, were recognized as gain to the extent of the excess.

   Income taxes:

   The Company provides for income taxes utilizing the liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes became payable.

                           ROCKY MOUNTAIN MINERALS, INC.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                          October 31, 1997, 1998 and 1999


1. Organization and summary of significant accounting policies (continued)

   Cash equivalents:

   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

   Impairment of long-lived assets:

   The Company  evaluates  the  potential  impairment  of  long-lived  assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company annually reviews the amount of recorded long-lived assets for impairment. If the sum of the expected cash flows from these assets is less than the carrying amount, the Company will recognize an impairment loss in such period.

   Concentrations of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality financial institutions. At October 31, 1999 and at times during the years, the balance at one financial institution exceeded FDIC limits.

2. Purchase of Rochester mining properties

   In October 1980, the Company entered into an agreement with certain individuals, including officers and directors of the Company, whereby the Company sold each of them a certain number of shares of its common stock (1,400,000 in the aggregate); a percentage of the net profits, if any, on an accumulated basis (10.5% in the aggregate) from the operations of the mill being acquired from Rochester; and a perpetual non-participating royalty interest in the patented mining claims being acquired from Rochester (10.5% aggregate). The Company valued the shares issued under the agreements at $.28225 per share which represented approximately 60% of the quoted market "bid" price on October 28, 1980. The balance of the amount received from the "private placement" ($348,400) was deferred until closing of the agreement with Rochester, at which time, the amount deferred was credited to the total purchase price of the properties. During 1987 and 1988, the Company had repurchased 7.125% (aggregate) of both of the net profits and royalty interests for a total of $47,500 in cash and the issuance of 2,425,000 shares of its common stock ($.01 per share.).

                           ROCKY MOUNTAIN MINERALS, INC.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                          October 31, 1997, 1998 and 1999


2. Purchase of Rochester mining properties (continued)

   On November 30, 1981, the Company closed the agreement with Rochester Enterprises, a Montana limited partnership, acquiring 11 patented lode mining claims, certain improvements, buildings and machinery, and certain mill tailings and mine dumps located in Montana (see Note 12) for a purchase price totaling $3,029,765 and 2,530,000 shares of the Company's common stock. Pursuant to the agreement, the Company agreed, on a one-time basis only, to prepare and file a registration statement under the Securities Act of 1933, as amended, or a notification of exemption pursuant to Regulation A, if available, from such act at its expense to sell or otherwise dispose of any of the shares issued to Rochester under the agreement, upon the request of any one or more of the partners of Rochester.

3. Investment in affiliated companies

   On June 28, 1988, the Company acquired a 50% interest in American Horizon Resources, Inc. (American Horizon) for cash consideration of $15,000. American Horizon, a privately owned Colorado corporation, was considered to be a mining company in the development stage. A principal shareholder of the Company owned the remaining 50% interest in American Horizon. In July of 1989, the Company agreed to fund 50% of American Horizon's subsequent budgeted mining exploration expenditures in Tasmania, which funding commitment terminated on June 30, 1991. At October 31, 1991, $35,410 had been advanced by affiliates to American Horizon on behalf of the Company, for this purpose. In 1995, American Horizon was determined to be worthless and the Company wrote off its investment and advances.

   During 1992, the Company acquired a 38% interest in Zonia Landfill, a waste management company which owned and operated a solid waste transfer and recycle facility and a solid waste and collection company. The equity interest acquired by the Company represented net cash advances to Zonia of $198,000. Significant shareholders, officers and directors of the Company were affiliated with Zonia. Zonia sold its operations in 1996 for common stock in USA Waste Services, Inc. The Company sold its shares of USA Waste Services, Inc. during 1997 and 1998 for an aggregate of $368,000.

4. Preferred stock

   During fiscal 1981, the stockholders voted to amend the Articles of Incorporation to authorize the issuance of preferred stock having a par value of $.05. The Board of Directors designated 44,000,000 shares of the preferred stock as $.015 cumulative convertible preferred stock (hereinafter referred to as "preferred stock"). The holders of the preferred stock are entitled to receive $.015 per share annual dividends, and $.10 per share, plus accrued but unpaid dividends, upon liquidation, dissolution or winding up of the Company. The dividends are payable annually if and when declared by the Board of Directors only from earned surplus. Cumulative dividends in arrears as of October 31, 1999 amount to $6,725,282 ($.27 per share). Each share of the preferred stock is convertible by the holder, at his option, into .4 shares of common stock. The preferred stock may be called for redemption at $.15 per share, plus accrued but unpaid dividends.

                            ROCKY MOUNTAIN MINERALS, INC.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                          October 31, 1997, 1998 and 1999


5. Common stock

   In connection with a stock purchase agreement consummated on April 22, 1988, with Quillium Nominees Pty., Ltd. (Quillium) pursuant to which 33,333,000 shares of the Company's restricted common stock were issued, the Company agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, for the 33,333,000 shares issued under the agreement. This has not been performed as of October 31, 1999.

6. Stock options

   Effective December 4, 1987, 25,000,000 shares of the Company's common stock were reserved for issue to officers, directors and employees of the Company, pursuant to the terms of the Stock Option Plan adopted on that date. As of October 31, 1999, no options have been granted and no charges to income have been made in connection with the above noted stock options.

7. Income taxes

   At October 31, 1999, the Company had net operating loss carryforwards for tax purposes of approximately $2,781,000, of which $484,000 is limited as to the amount which may be used in one year. If not used to offset future taxable income, the carryforwards will expire as follows:

              Fiscal Year of            Amount
                expiration

                   2000                $325,000
                   2001                 159,000
                   2003                 226,000
                   2004                 215,000
                   2005                 194,000
                   2006                  78,000
                   2007                 119,000
                   2008                  21,000
                   2009                  85,000
                   2010                 130,000
                   2011                  23,000
                   2018               1,148,000
                   2019                  58,000

                           ROCKY MOUNTAIN MINERALS, INC.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                          October 31, 1997, 1998 and 1999


7. Income taxes (continued)

   At October 31, 1999, total deferred tax assets and valuation allowances are as follows:

        Deferred tax assets resulting from:
           Net operating loss carryforwards         $973,000
           Write-down of assets held for sale        612,000
                                                 -----------

               Total                               1,585,000
           Less valuation allowance               (1,585,000)
                                                 -----------
                                                 $         -
                                                 ===========

   A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

8. Basic income (loss) per common share

   Basic income (loss) per common share is based on the weighted average number of shares of common stock outstanding during each year, 85,712,000 shares in 1997, 1998 and 1999 and 57,420,000 shares for the period from May 19,1978 through October 31, 1999.

9. Commitments and contingencies

   Unpatented lode mining claims:

   In connection with unpatented lode mining claims, the Company was obligated to perform, or cause to be performed, approximately $6,600 of assessment work, or work by August 31, 1999, in order to retain possessory title for the ensuing year (see Note 12).

   Insurance:

   The Company is, to a significant degree, without insurance pertaining to various potential risks with respect to its mining properties and equipment, including general liability and fire, because it is presently not able to obtain insurance for such risks at rates and on terms which it considers reasonable. The financial position of the Company in future periods could be adversely affected if uninsured losses were to be incurred.

                           ROCKY MOUNTAIN MINERALS, INC.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                          October 31, 1997, 1998 and 1999


10.  Mineral lease agreement

     On February 19, 1993, the Company entered into a Mineral Lease Agreement with Rouetel, Inc. of Spokane, Washington on the Rochester Gold Project. The Agreement called for Rouetel to spend a minimum of $50,000 per year in direct exploration and development work, or in mining or milling operations. Rouetel, Inc. was required to pay the Company minimum advance royalties of $20,000 in 1993 and $25,000 annually thereafter. During the Agreement, the Company retained a five percent net smelter return. Rouetel, Inc. had the right to terminate this Agreement at any time by giving the Registrant thirty (30) days prior written notice. This Agreement was terminated during 1996.

11.  Related party transactions

     Notes receivable - officers:

     On September 1, 1988, the Board of Directors authorized a loan by the Company to its President, as evidenced by a promissory note as of that date, in the amount of $40,000. Interest at 12% was payable quarterly and the principal was due September 1, 1992. During the year ended October 21, 1992, the note plus accrued interest was forgiven as a result of past services.

     On March 1, 1997, the Board of Directors authorized a loan by the Company to its President, as evidenced by a promissory note as of that date, in the amount of $29,500. Interest at 8% was payable quarterly with the principal being due on or before January 1, 1998. During fiscal year 1998, the note plus accrued interest of $1,740 was forgiven as a result of past services for the years 1994 through 1997.

     Office usage agreement:

     In 1994, the Company entered into an agreement to reimburse its President $675 per quarter for office space and overhead. Total amounts paid and payable to the President for office usage during the three years ended October 31, 1999 were $2,700 per year in 1997, 1998 and 1999.

12.  Assets held for sale

     In January of 1984, the Company suspended milling operations at its Rochester property. During 1990, the Company recorded a charge to expense of $1,037,669 representing the excess of net book value over the estimated recoverable value of the Rochester Mill (the Mill). In December of 1990, the Company decided to sell certain assets at the Mill, and the net assets were reclassified to net assets held for sale and stated at their net realizable value. In 1991 and 1993, pursuant to property appraisals, the Company recorded additional charges to expense totaling $200,000, representing excess net book value over the estimated recoverable value of the Mill. In 1999, a tax deed was issued by the Madison County, Montana Treasurer for the Mill and related property, and the Company wrote off the property and recorded a loss of approximately $27,000.

                           ROCKY MOUNTAIN MINERALS, INC.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                          October 31, 1997, 1998 and 1999


12.  Assets held for sale (continued)

     During 1999, the Company decided to sell the remaining undeveloped mineral interests and developed mine dumps and tailings. The assets have been reclassified to net assets held for sale and stated at their net realizable value resulting in a loss of $1,749,000.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN MINERALS, INC.
                               BY:    /s/ Richard Bain
                                   Richard Bain, President

DATED:  2/14/00


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATED:  2/14/00                BY:    /s/  Richard Bain
                                   Richard Bain, Treasurer and Director
                                   (Principal Executive, Financial and
                                    Accounting Officer)

DATED:  2/14/00                BY:    /s/  E. Geoffrey Albers
                                   E. Geoffrey Albers, Director

DATED:  2/14/00                BY:    /s/ Richard Fraser
                                   Richard Fraser, Director

DATED:  2/14/00                BY:    /s/  Don Knaute
                                   Don Knaute, Director