Form 10-Q
period 2000-01-31
ROCKY MOUNTAIN MINERALS INC
filed 2000-03-16
CIK 312583

FORM 10-Q

                     SECURITIES  AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 2000

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
Class                                       Outstanding at January 31, 2000
Common stock, $.001 par value                             85,712,039 shares

                     PART I.  FINANCIAL INFORMATION

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                                 ASSETS

(Amounts in thousand, except per share data)
                                          October 31,  January 31,
                                            1999          2000
                                          (Audited)    (Unaudited)
ASSETS
Current Assets:
   Cash                                   $    271      $     262
   Accounts Receivable                           -              -
   Assets held for sale                        500            500
                                         _________      _________
Total current assets                           771            762

                                          ________       ________
                                               771            762
Property and equipment

   Equipment                                    --             --
   Undeveloped mineral interest                 --             --
   Developed mine dumps and tailings            --             --
   Producing oil and gas properties             --             --
                                        __________      _________

Less Accummulated Depreciation                  --             --
                                        __________     __________
TOTAL ASSETS                                   771            762




                         See accompanying notes.

                                   (1)

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
                                        October 31,    January 31,
                                           1999          2000
                                         (Audited)     (Unaudited)

Current liabilities:
   Accounts Payable                     $        8     $       --
Accrued:
    Salaries                                    --             --
    Property Taxes                              --             --
    Other                                       --             --
                                        __________     __________
Total current liabilities                        8             --

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 26,240,450 shares
     issued and outstanding                 1,245           1,245

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     85,179,239 shares issued and
     outstanding                               86             86

   Capital in excess of par value           4,373          4,373
   Deficit accumulated during the
     development stage                     (4,941)        (4,942)
                                       __________      _________

Total stockholder's equity                    763            762
                                       __________     __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                           771            762








                         See accompanying notes.

                                   (2)

                  ROCKY MOUNTAIN MINERALS, INC.
                   (A Development Stage Company)

                       STATEMENT OF OPERATIONS
                            (Unaudited)

                                 For the Three Months
                                  Ended January 31,
                                 1999            2000



Revenues:
  Interest                          -               -
  Royalty and lease bonus           0               -
                               ______         _______
                                    0               0

Costs and expenses:
  General and administrative        5               2
  Depreciation, depletion
   and amortization                 -               -
  Interest                          -               -
                             ________         _______

Net Income (loss)(Note 2)          (5)             (2)



Loss per share (Note 3):      $     0       $       0

                              ========       ========












                           See accompanying notes.
                                    (3)





                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                   ASSETS
                                          For the Three Months
                                               January 31,
                                           1999           2000

Cash Flows from Operating Activities:
   Net (loss)                           $       -     $       -
   Adjustments to reconcile
      Net (loss) to
   Net cash used in Operating Activities:
     Depreciation, Depletion
       and Amortization                         -             -
     Other items - Net                         20             9
                                        _________      ________
   Net Cash used in Operating Activities       20             9
                                        _________      ________

Cash Flows from Investing Activities:
   Acquisition of Property & Equipment $        -    $        -
   Net Cash provided by (used in)
     Investing Activities                       -             -
                                        _________     _________

Cash Flows from Financing Activities:
   Proceeds from Payment on Long Term
     Debt                                       -             -
   Net Cash provided by (used in)
     Investing Activities                       -             -
                                        _________      ________
Increase (Decrease) in Cash                   (20)           (9)

Cash at beginning of period                   300           271
                                         _________     ________

Cash at end of period                   $     280      $    262

                                        =========      ========

                           See accompanying notes.
                                     (4)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2000, and the results of operations for the three months ended January 31, 2000 and 1999, and cash flows for the three months ended January 31, 2000 and 1999.

(2) No provision for income taxes is required for the period ended January 31, 2000 or 1999, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

(3) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during the period; three months ended January 31, 1999, 85,712,000 shares;
three months and six months ended January 31, 2000, 85,712,000 shares.
Shares issuable under stock options and warrants have been excluded, since they would be antidilutive.















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

The Registrant has used a portion of the Quillium proceeds to conduct geologic studies, exploration work and maintenance on the Registrant's mining properties. In addition, the Registrant has conducted mineral exploratory studies on other precious and base mineral properties both in the western United States and Australia. During 1991, the Company acquired a 38% interest Zonia Landfill, a waste management company which owned and operated a solid waste transfer and recycle facility and a solid waste and collection company for $198,000. Significant shareholders, officers and directors of the Company were affiliated with Zonia. Zonia sold its operations in 1996 for common stock in USA Waste Services, Inc. The Company sold its shares of USA Waste Services, Inc. during 1997 and 1998 for an aggregate of $368,000.













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

The Company has been inactive. There were no milling operations and therefore no revenues from milling for the three months ended January 31, 1999 and 2000. Management anticipates that operations will not be commenced until such time as the Registrant establishes additional ore reserves and the price of gold increases. On January 9, 1990, the Registrant entered into a Mineral Lease Agreement with FMC Minerals Corporation ("FMC") whereby FMC agreed to contribute $1,000,000 to the exploration and development of the Registrant's Rochester property. FMC has the right to terminate this Lease Agreement at any time. The Lease Agreement was terminated May, 1992.

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





                                  ROCKY MOUNTAIN MINERALS, INC.
                                  Registrant





Date:  March 15, 2000             Richard Bain
                                  Richard Bain
                                  Principal Financial Officer


Date:  March 15, 2000             Richard Bain
                                  Richard Bain
                                  Principal Executive Officer








                                     (8)