Form 10-K/A
period 1999-10-31
ROCKY MOUNTAIN MINERALS INC
filed 2000-03-17
CIK 312583

FORM 10-K/A

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


                        ROCKY MOUNTAIN MINERALS, INC.
                                  FORM 10-K/A

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


Item 6.  Selected Financial Data (1)

                               Years Ended October 31,

                         1995    1996   1997  1998    1999

Operating revenues      $ 25       0     57    88      11
Interest expense           -       -     -     -       -
Net loss before
     extraordinary
     items)Income (Loss)(211)      - (1,745)    36    (30)
Extraordinary gain on
     extinguishment of
     debt                  0       0      0     0       0
Extraordinary credit-
     benefit of net
     operating loss
     carryforwards         0       0      0     0       0
Net income (loss)       (186)      - (1,745)   36     (30)
Net loss per
     share (2)
          Before extraordinary
      items               (*)     (*)  (.02)   (*)     (*)
     Extraordinary gain on
      extinguishment of
      debt                (*)     (*)    (*)   (*)     (*)
     Extraordinary credit-
      benefit of net operating
      loss carryforward   (*)     (*)    (*)   (*)     (*)
     Net income (loss)    (*)     (*)  (.02)   (*)     (*)
Total assets            2,803   2,617   828    794    771
Long-term debt             -       -     -       -      -

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

     Balance Sheet - October 31, 1999 and 1998                         F-1

     Statement of Operations - Years Ended
        October 31, 1997, 1998 and 1999 and                            F-3
        Cumulative Amounts from Inception
        (May 19, 1978) to October 31, 1999

     Statements of Stockholders' Equity -                              F-5
        For the Period from Inception
           (May 19, 1978) to October 31, 1999.

     Statement of Cash Flows -
        Years ended October 31, 1997, 1998 and 1999                    F-10
        and Cumulative Amounts from Inception
        (May 19, 1978) to October  31, 1999.

     Notes to Financial Statements                                     F-12



                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

               FOR THE YEARS ENDED OCTOBER 31, 1997, 1998 AND 1999

                                      WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS










               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


   To the Board of Directors and Stockholders of Rocky Mountain Minerals, Inc.


   We have audited the  accompanying  balance sheet of Rocky Mountain  Minerals,
   Inc.  as of October  31,  1999,  and the related  statements  of  operations, stockholders'  equity and cash flows for the year then ended. These financial
   statements  are  the  responsibility  of  the  Company's'   management.   Our
   responsibility  is to express an opinion on these financial  statements based on our audit.

   We  conducted  our  audit in  accordance  with  generally  accepted  auditing standards.  Those  standards  require  that we plan and  perform the audit to obtain reasonable  assurance about whether the financial  statements are free of  material  misstatement.  An audit  includes  examining,  on a test basis, evidence supporting the amounts and disclosures in the financial  statements.
   An  audit  also  includes  assessing  the  accounting   principles  used  and
   significant  estimates made by management,  as well as evaluating the overall financial  statement  presentation.  We  believe  that our audit  provides  a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Minerals, Inc. as of October 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



   Denver, Colorado
   February 10, 2000                                  CAUSEY DEMGEN & MOORE INC.





                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                            October 31, 1998 and 1999

                                     ASSETS

(Dollar amounts in thousands)
                                                             1998      1999
                                                             ----      ----
                                                         (unaudited)
Current assets:
   Cash and cash equivalents                               $  294    $   71
   Certificates of deposit                                      -       200
   Assets held for sale - net (Note 12)                       500       500
                                                           ------    ------

    Total current assets                                   $  794    $  771
                                                           ======    ======

         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             1998      1999
                                                             ----      ----
                                                         (unaudited)
Current liabilities:
   Accounts payable                                        $    1    $    8

Commitments and contingencies (Notes 5, 9 and 12)

Stockholders' equity (Notes 2, 4, 5 and 6):
   Preferred stock, $.05 par value, $.015 cumulative
    dividends, convertible; 44,000,000 shares authorized,
    24,908,450 shares issued and outstanding (aggregate
    liquidating preference - $9,216)                         1,245     1,245
   Common stock, $.001 par value; 250,000,000 shares
    authorized, 85,712,039 shares issued and outstanding       86        86
   Capital in excess of par value                           4,373     4,373
   Deficit accumulated during the development stage        (4,911)   (4,941)
                                                           ------    ------

    Total stockholders' equity                                793       763
                                                           ------    ------

                                                           $  794    $  771
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

(Dollar amounts in thousands)
                                                                                                    Cumulative amounts
                                                                 For the year ended October 31,         from inception
                                                                  1997         1998        1999       (May 19, 1978)
                                                                  ----         ----        ----     ------------------
                                                               (unaudited) (unaudited)                  (unaudited)
Revenues:
   Interest                                                       $      -    $      8   $   11            $    261
   Royalty and lease bonus                                               -           -        -                 211
   Gain on sale of machinery and equipment                               -           -        -                 100
   Gain on sale of mining claims                                         -           -        -                  12
   Gain on sale of undeveloped oil and gas properties                    -           -        -                  35
   Milling-custom                                                        -           -        -                  14
   Gold and silver sales                                                 -           -        -                 177
   Equity in subsidiary earnings (losses) (Note 3)                       -           -        -                 (96)
   Gain on sale of securities (Notes 3 and 13)                          57          80        -                 137
                                                                  --------    --------   ------            --------

                                                                        57          88       11                 851
Costs and expenses:
   Write-down of mill  and mineral interests (Notes 12 and 13)       1,749           -        -               2,933
   Loss of disposal of equipment and assets held for sale
    (Notes 12 and 13)                                                   27           -        -                  34
   Cost of milling                                                       -           -        -                 260
   General and administrative                                           24          52       41               2,301
   Abandonment of non-producing mineral interests                        2           -        -                  76
   Depreciation, depletion and amortization                              -           -        -                 286
   Interest                                                              -           -        -                 804
                                                                  --------    --------   ------            --------


                                                                     1,802          52       41               6,694
                                                                  --------    --------   ------            --------


Income (loss) before extraordinary item                             (1,745)         36      (30)             (5,843)

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

                         (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                                    Cumulative amounts
                                                                 For the year ended October 31,         from inception
                                                                  1997         1998        1999       (May 19, 1978)
                                                                  ----         ----        ----     ------------------
                                                                 (Unaudited)(Unaudited)                (Unaudited)

Extraordinary gain on extinguishment of debt                            -           -         -                902
                                                                 --------    --------    ------           --------


   Net income (loss) (Note 7)                                    $ (1,745)   $     36    $  (30)          $ (4,941)
                                                                 ========    ========    ======           ========

Basic income (loss) per common share (Note 8):
   Loss before extraordinary item                                $  (0.02)   $      *    $  ( *)          $  (0.10)
   Extraordinary gain on extinguishment of debt                         -           -         -              (0.01)
                                                                 --------    --------    ------           --------


    Basic net income (loss) per common share                      $ (0.02)   $      *    $  ( *)          $  (0.09)
                                                                  =======    ========    =======          ========



*Less than $.01 per share

                             See accompanying notes.
                                       F-4



                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
  For the period from Inception (May 19, 1978) to October 31, 1999 is unaudited


Information pertaining to the period from Inception (May 19, 1978) to October 31, 1998 is unaudited

(Dollar amounts in thousands)
                                                                                                           Deficit
                                                                                                         accumulated
                                                                                             Capital in   during the
                                                    Preferred stock         Common stock     excess of   development
                                                   Shares     Amount      Shares      Amount  par value      stage
                                                   ------     ------      ------      ------ ----------  -----------

Issuance of common stock:
   For undeveloped mineral interest at $.10
    per share in 1978                                  -      $    -      45,000      $    -    $     4    $     -
   For undeveloped mineral interest and
    services at $.10 per share in 1978                 -           -      20,000           -          2          -
   To a director for cash and royalty interest
   in oil lease at $.0125 per share in 1978            -           -   1,000,000           1         12          -
   For cash:
    at $.025 per share, pursuant to private
      placement memorandum in 1978 and 1979            -           -   3,467,000           3         83          -
    at $.0125 per share in 1978                        -           -     800,000           1          9          -
   To officers and directors for cash and use
    of library at $.003 per share in 1979              -           -   4,500,000           5          9          -
   For undeveloped mineral and oil and gas
    interests at $.12 per share in 1979                -           -      80,000           -         10          -
   For cash at $.10 per share, pursuant to
    public offering, less $187,696 issue
    costs in 1979                                      -           -  12,000,000          12      1,000          -

Sale of common stock at $.28225 per share
   pursuant to private placement memorandum
   in 1980                                             -           -   1,400,000           1        394          -

                          (Continued on following page)
                             See accompanying notes.
                                       F-5



                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
  For the period from Inception (May 19, 1978) to October 31, 1999 is unaudited

  Information pertaining to the period from Inception (May 19, 1978) to October
                              31, 1998 is unaudited

                         (Continued from preceding page)

(Dollar amount in thousands)

                                                                                                          Deficit
                                                                                                         accumulated
                                                                                             Capital in   during the
                                                    Preferred stock         Common stock     excess of   development
                                                   Shares     Amount      Shares      Amount  par value      stage
                                                   ------     ------      ------      ------ ----------  -----------
Issuance of common stock:
   For cash and services at $.1925 per share
    in 1981                                            -           -     200,000           -         38           -
   For extended option at $.125 per share in
    1981                                               -           -     100,000           -         12           -

Issuance of preferred stock for cash at $.10
  per share pursuant to a public offering,
  less $514,000 issue costs in 1982 (Note 4)  30,000,000       1,500           -           -        986           -

Issuance of common stock:
   Partial consideration for mining property
    at $.10 per share in 1982 (Note 2)                 -           -   2,500,000           3        248           -
   For extended purchase option at $.1875
    per share in 1982 (Note 2)                         -           -      30,000           -          6           -
   To an officer for debt settlement at
    $.04 per share in 1982                             -           -     250,000           -         10           -
   For cash at $.01 per share in 1982                  -           -     250,000           -          2           -
   For services at $.10 per share in 1983              -           -      30,000           -          3           -
   For services at $.03 per share in 1983              -           -     250,000           -          7           -

Conversion of preferred stock into common
   stock in 1983                              (1,974,700)        (99)    789,880           1         98           -

                          (Continued on following page)
                             See accompanying notes.
                                       F-6



                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
  For the period from Inception (May 19, 1978) to October 31, 1999 is unaudited

  Information pertaining to the period from Inception (May 19, 1978) to October
                              31, 1998 is unaudited

                         (Continued from preceding page)

(Dollar amounts in thousands)


                                                                                                          Deficit
                                                                                                         accumulated
                                                                                             Capital in   during the
                                                    Preferred stock         Common stock     excess of   development
                                                   Shares     Amount      Shares      Amount  par value      stage
                                                   ------     ------      ------      ------ ----------  -----------
Issuance of common stock for cash at $.075 per
  share, in a private placement in 1984                -           -   1,000,000          2          74           -

Conversion of preferred stock into common stock
  in 1984                                         (5,500)          -       2,200          -           -           -

Issuance of common stock:
  To an officer and director for services valued
    at $.01 per share in 1986                          -           -   3,000,000          3          27           -
  For settlement of debt at $.015 per share in
    1987                                               -           -     200,000          -           3           -
  For cash at $.0167 per share, pursuant to
    private placement in 1987                          -           -  10,975,000         11         172           -
  To an officer and director for royalty
    interest at $.01 per share in 1987                 -           -     500,000          1           4           -
  To an officer and director and shareholder
    for past services at $.01 per share in
    1987                                               -           -   2,900,000          3          26           -
  For settlement of debt in 1987:
    at $.015 per share                                 -           -   1,933,334          2          27           -
    at $.03 per share                                  -           -     400,000          -          12           -
    at $.02 per share                                  -           -      97,085          -           2           -

Conversion of preferred stock into common
  stock in 1987                                 (250,000)        (12)    100,000          -          12           -

                          (Continued on following page)
                             See accompanying notes.
                                       F-7



                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
  For the period from Inception (May 19, 1978) to October 31, 1999 is unaudited

  Information pertaining to the period from Inception (May 19, 1978) to October
                              31, 1998 is unaudited

                         (Continued from preceding page)

(Dollar amounts in thousands)


                                                                                                          Deficit
                                                                                                         accumulated
                                                                                             Capital in   during the
                                                    Preferred stock         Common stock     excess of   development
                                                   Shares     Amount      Shares      Amount  par value      stage
                                                   ------     ------      ------      ------ ----------  -----------
Capital contribution of equipment by an officer
   and director in 1987                                -           -           -          -          1           -

Issuance of common stock:
   To an officer and director for past services
    valued at $.03 per share in 1988                   -           -     500,000          1         14           -
   For cash at $.03 per share, pursuant to stock
    purchase agreement, net of offering costs of
    $60,797 in 1988 (Note 5)                           -           -  33,333,000         33        906           -
   To officers, directors and other individuals
    for royalty interests at $.01 per share in
    1988                                               -           -   1,925,000          2         17           -

Conversion of preferred stock into common
    stock in 1988                             (1,253,325)        (63)    501,330          1         62           -

Cancellation of common stock in 1989                   -           -     (10,000)         -          -           -

Conversion of preferred stock into common stock
   in 1989                                       (20,000)         (1)      8,000          -          1           -

Conversion of preferred stock into common stock
   in 1990                                      (256,025)        (13)    102,410          -         13           -

                          (Continued on following page)
                             See accompanying notes.
                                       F-8




                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
  For the period from Inception (May 19, 1978) to October 31, 1999 is unaudited

  Information pertaining to the period from Inception (May 19, 1978) to October
                              31, 1998 is unaudited

                         (Continued from preceding page)

(Dollar amounts in thousands)


                                                                                                          Deficit
                                                                                                         accumulated
                                                                                             Capital in   during the
                                                    Preferred stock         Common stock     excess of   development
                                                   Shares     Amount      Shares      Amount  par value      stage
                                                   ------     ------      ------      ------ ----------  -----------
Conversion of preferred stock into common
   stock in 1991                                (635,000)         32     254,000           -         32              -

Conversion of preferred stock into common
   stock in 1992                                (697,000)        (35)    278,800           -         35              -

Net loss for the period from inception to
   October 31, 1996                                    -           -           -           -          -         (3,202)
                                              ----------      ------  ----------      ------ ----------  -------------

Balance, October 31, 1996 (unaudited)         24,908,450       1,245  85,712,039          86      4,373         (3,202)

Net loss for the year ended October 31, 1997
   (Note 13)                                           -           -           -           -          -         (1,745)
                                              ----------      ------  ----------      ------ ----------  -------------

Balance, October 31, 1997 (unaudited)         24,908,450       1,245  85,712,039          86      4,373         (4,947)

Net income for the year ended October 31,
   1998 (Note 13)                                      -           -           -           -          -              36
                                              ----------      ------  ----------      ------ ----------  --------------

Balance, October  31, 1998 (unaudted)         24,908,450       1,245  85,712,039          86      4,373         (4,911)

Net loss for the year ended October 31,
   1999 (Note 13)                                      -           -           -           -          -             (30)
                                              ----------      ------  ----------      ------ ----------  --------------

Balance, October 31, 1999                     24,908,450     $ 1,245  85,712,039      $   86 $    4,373  $       (4,941)
                                             ===========     =======  ==========      ====== ==========  ==============

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


 (Dollar amounts in thousands)
                                                                                             Cumulative
                                                                                            amounts from
                                                          1997        1998       1999         inception
                                                          ----        ----       ----       ------------
                                                        (unaudited) (unaudited)              (unaudited)

Cash flows from operating activities:
   Net income (loss)                                       $(1,745)      $ 36       $ (30)         $ (4,941)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Loss from subsidiary                                       -          -           -                96
      Depreciation, depletion and amortization                   -          -           -               286
      Write-down of mill and mineral interests               1,749          -           -             2,933
      Abandonment of non-producing mineral interests             2          -           -                76
      Gain on sale of mineral interests and oil and gas
       properties                                                -          -           -               (57)
      Loss (gain) on disposal of machinery and equipment        27          -           -               (73)
      Amortization of deferred revenue                           -          -           -               (24)
      Advance royalties                                          -          -           -                28
      Issuance of common stock for services                      -          -           -               105
      Change in assets and liabilitites:
       Decrease in accounts receivable                           -         29           -                 -
       Increase (decrease) in accounts payable                   -         (4)          7                 8
       Increase (decrease) in accrued expenses                  (4)         -           -                 -
                                                            ------       ----       -----          --------

        Total adjustments                                    1,774         25           7             3,378
                                                            ------       ----       -----          --------

        Net cash provided by (used in) operating activities     29         61         (23)           (1,563)

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

                         (Continued from preceding page)


(Dollar amounts in thousands)
                                                                                             Cumulative
                                                                                            amounts from
                                                          1997        1998       1999         inception
                                                          ----        ----       ----       ------------
                                                        (unaudited) (unaudited)              (unaudited)
Cash flows from investing activities:
   Purchase of certificates of deposit                           -          -        (200)             (200)
   Proceeds from sale of mineral interests, oil and gas
    properties and equipment                                     -          -           -               238
   (Increase) decrease in advances and investment in
   affiliates                                                  (19)       199           -               175
   Acquisition of:
    Mineral interests and oil and gas properties                 -          -           -            (3,414)
    Mill and equipment                                           -          -           -              (395)
    Other                                                        -          -           -               (58)
                                                            ------       ----       -----          --------

   Net cash provided by (used in) investing activities         (19)       199        (200)           (3,654)

Cash flows from financing activities: Proceeds from the
    sale of:
      Common stock - net                                         -          -           -             2,802
      Preferred stock - net                                      -          -           -             2,486
                                                            ------       ----       -----          --------

   Net cash provided by (used in) financing activities          -          -           -              5,288
                                                            ------       ----       -----          --------

Increase (decrease) in cash                                     10        260        (223)               71

Cash and cash equivalents at beginning of period                24         34         294                -
                                                            ------       ----       -----          --------

Cash and cash equivalents at end of period                  $   34       $294       $  71           $    71
                                                            ======       ====       =====           =======

                             See accompanying notes.
                                      F-11

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1997, 1998 and 1999

      (Information pertaining to the years ended October 31, 1997 and 1998 is unaudited)



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

   A summary of the significant accounting policies is as follows:

   Use of estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and, footnotes thereto. Significant items subject to such estimates and assumptions include the carrying value of assets held for sale and of long-lived assets. Actual results could differ from those estimates.

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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1997, 1998 and 1999

      (Information pertaining to the years ended October 31, 1997 and 1998 is unaudited)



1. Organization and summary of significant accounting policies (continued)

   Proceeds from the sale of undeveloped properties were treated as a recovery of cost. Proceeds in excess of the capitalized cost realized in the sale of any such properties, if any, were to be recognized as gain to the extent of the excess.

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

   Unaudited financial statements:

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the financial position as of October 31, 1998, and the results of operations and cash flows for the years ended October 31, 1997 and 1998 and for the period from inception (May 19, 1978) to October 31, 1999.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1997, 1998 and 1999

      (Information pertaining to the years ended October 31, 1997 and 1998 is unaudited)



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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1997, 1998 and 1999

      (Information pertaining to the years ended October 31, 1997 and 1998 is unaudited)



3. Investment in affiliated companies (continued)

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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1997, 1998 and 1999

      (Information pertaining to the years ended October 31, 1997 and 1998 is unaudited)



7. Income taxes

   At October 31, 1999, the Company had net operating loss carryforwards for tax purposes of approximately $2,781,000, of which $484,000 is limited as to the amount which may be used in one year. If not used to offset future taxable income, the carryforwards will expire as follows:

              Fiscal Year of                  Amount
                expiration

                   2000                       $325,000
                   2001                        159,000
                   2003                        226,000
                   2004                        215,000
                   2005                        194,000
                   2006                         78,000
                   2007                        119,000
                   2008                         21,000
                   2009                         85,000
                   2010                        130,000
                   2011                         23,000
                   2017                      1,148,000
                   2019                         58,000


   At October 31, 1998 and 1999, total deferred tax assets and valuation allowances are as follows:

        Deferred tax assets resulting from:       1998          1999
                                                  ----          ----
           Net operating loss carryforwards   $  953,000    $  973,000
           Write-down of assets held for sale    612,000       612,000
                                              ----------    ----------

               Total                           1,565,000     1,585,000

           Less valuation allowance           (1,565,000)   (1,585,000)
                                              ----------    ----------
                                              $        -    $        -
                                              ==========    ==========

   A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

8. Basic income (loss) per common share

   Basic income (loss) per common share is based on the weighted average number of shares of common stock outstanding during each year, 85,712,000 shares in 1997, 1998 and 1999 and 57,420,000 shares for the period from May 19, 1978 through October 31, 1999.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1997, 1998 and 1999

      (Information pertaining to the years ended October 31, 1997 and 1998 is unaudited)



9. Commitments and contingencies

   Unpatented lode mining claims:

   In connection with unpatented lode mining claims, the Company was obligated to perform, or cause to be performed, approximately $6,600 of assessment work by August 31, 1999, in order to retain possessory title for the ensuing year (see Note 12).

   Insurance:

   The Company is, to a significant degree, without insurance pertaining to various potential risks with respect to its properties, including general liability, because it is presently not able to obtain insurance for such risks at rates and on terms which it considers reasonable. The financial position of the Company in future periods could be adversely affected if uninsured losses were to be incurred.

10.Mineral lease agreement

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

11.Related party transactions

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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1997, 1998 and 199

      (Information pertaining to the years ended October 31, 1997 and 1998 is unaudited)



11.Related party transactions (continued)

   Office usage agreement:

   In 1994, the Company entered into an agreement to reimburse its President $675 per quarter for office space and overhead. Total amounts paid and payable to the President for office usage during the three years ended October 31, 1999 were $2,700 per year in 1997, 1998 and 1999.

12.Assets held for sale

   In January of 1984, the Company suspended milling operations at its Rochester property. During 1990, the Company recorded a charge to expense of $1,037,669 representing the excess of net book value over the estimated recoverable value of the Rochester Mill (the Mill). In December of 1990, the Company decided to sell certain assets at the Mill, and the net assets were reclassified to net assets held for sale and stated at their net realizable value. In 1991 and 1993, pursuant to property appraisals, the Company recorded additional charges to expense totaling $200,000, representing excess net book value over the estimated recoverable value of the Mill. In 1997, a tax deed was issued by the Madison County, Montana Treasurer for the Mill and related property, and the Company wrote off the property and recorded a loss of approximately $27,000 (see Note 13).

   During 1997, the Company decided to sell the remaining undeveloped mineral interests and developed mine dumps and tailings. The assets have been reclassified to net assets held for sale and stated at their net realizable value resulting in a loss of $1,749,000 (see Note 13).

13.Correction of errors

   The statements of operations for the years ended October 31, 1997, 1998, and 1999, have been restated for the correction of errors. The 1997 loss has been increased to reflect the $27,000 loss resulting from the tax deed issued and the $1,749,000 loss resulting from the write down of mineral interests to their net realizable value (see Note 12), which losses were originally recorded in 1999. In addition, gain from sale of securities of $57,000 and $80,000 for the years ended October 31, 1997 and 1998, respectively, was recorded, and general and administrative expenses for 1998 were increased by $29,000 to reflect unrecorded compensation to an officer and director. These corrections result in the following restated results of operations:

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1997, 1998 and 1999

      (Information pertaining to the years ended October 31, 1997 and 1998 is unaudited)



13.Correction of errors (continued)

    (Dollar amounts in thousands)

                                              Year ended October 31,

                                             1997      1998      1999
                                             ----      ----      ----
Net loss as previously reported            $   (24)   $ (15)   $(1,808)
Aggregate correction of errors              (1,721)      51      1,778
                                           -------    -----    -------
Net income (loss) as restated              $(1,745)   $  36    $   (30)
                                           =======    =====    =======


Basic net income (loss) per common share:
   As previously reported                  $         $  (*)     $ (.02)
                                           =======   =====      ======
   As restated                             $  (.02)  $   *      $   (*)
                                           =======   =====      ======

   *   Less than $.01 per share

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN MINERALS, INC.
                               BY:    /s/ Richard Bain
                                   Richard Bain, President

DATED:  3/16/00


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATED:  3/16/00                BY:    /s/  Richard Bain
                                   Richard Bain, Treasurer and Director
                                   (Principal Executive, Financial and
                                    Accounting Officer)

DATED:  3/16/00                BY:    /s/  E. Geoffrey Albers
                                   E. Geoffrey Albers, Director

DATED:  3/16/00                BY:    /s/ Richard Fraser
                                   Richard Fraser, Director

DATED:  3/16/00                BY:    /s/  Don Knaute
                                   Don Knaute, Director