Form 10-Q
period 2000-04-30
ROCKY MOUNTAIN MINERALS INC
filed 2000-06-12
CIK 312583

FORM 10-Q

                     SECURITIES  AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 2000

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date:
Class                                       Outstanding at April 30, 2000
Common stock, $.001 par value                             85,712,039 shares



                     PART I.  FINANCIAL INFORMATION

Item 1.                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                                 ASSETS

(Amounts in thousand, except per share data)
                                          October 31,    April 30,
                                             1999          2000

ASSETS
Current Assets:
   Cash                                   $    271      $     255

   Assets held for sale                        500            500
                                          _________     _________
Total current assets                           771            755




                                        __________     __________
TOTAL ASSETS                                   771            755




                         See accompanying notes.

                                   (1)









                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
                                        October 31,     April 30,
                                           1999          2000


Current liabilities:
   Accounts Payable                     $        8     $        -

                                        __________     __________
Total current liabilities                        8              -

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 24,908,450 shares
     issued and outstanding                 1,245          1,245

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     85,712,039 shares issued and
     outstanding                               86             86

   Capital in excess of par value           4,373          4,373
   Deficit accumulated during the
     development stage                     (4,941)        (4,949)
                                       __________      _________

Total stockholder's equity                    763            755
                                       __________     __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                           771            755








                         See accompanying notes.

                                   (2)









                  ROCKY MOUNTAIN MINERALS, INC.
                   (A Development Stage Company)

                       STATEMENT OF OPERATIONS
                            (Unaudited)

                                 For the Six Months For the Three Months
                                  Ended April 30,      Ended April 30,
                                 1999          2000      1999    2000



Revenues:
  Interest                          -               7     -       7

                               ______         _______  ______   ______
                                    0               7     -       7

Costs and expenses:
  General and administrative       11              15     6      13
  -               -
                             ________         _______  ______   ______

Net Income (loss)(Note 2)         (11)             (8)    (6)    (6)



Loss per share (Note 3):      $     *      $       *    $   *  $   *

                              ========       =========  ======= ======

* Less Than $.01 per share










                           See accompanying notes.
                                    (3)











                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                          For the Six Months
                                               April 30,
                                           1999           2000

Cash Flows from Operating Activities:
   Net (loss)                           $      (11)     $   (8)
   Adjustments to reconcile
      Net (loss) to
   Net cash used in Operating Activities:
     Depreciation, Depletion
       and Amortization                         -             -
     Other items - Net                          2            (8)
                                        _________      ________
   Net Cash used in Operating Activities       (9)          (16)
                                        _________      ________




                                        _________      ________
Increase (Decrease) in Cash                    (9)          (16)

Cash at beginning of period                   294           271
                                         _________     ________

Cash at end of period                   $     285      $    255

                                        =========      ========





                           See accompanying notes.
                                     (4)


                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1) The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months and the six months ended April 30, 1999 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999 as filed with the Securities and Exchange Commission.

(2) No provision for income taxes is required for the period ended April 30, 2000 or 1999, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

(3) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during the period;three months and six months ended April 30,1999 and 2000, 85,712,000 shares.
















                                     (5)


                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS




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

  General and administrative expenses remained the same during the six months ended April 30, 2000 and 1999.

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

LIQUIDITY and CAPITAL RESOURCES

  The Registrant will continue the evaluation and potential sale of its mineral property, as well as pursue other non-mineral business opportunities.

During 1992 the Registrant acquired a 38% equity interest in Zonia Landfill, Inc., a company engaged in the waste management business. Zonia Landfill, Inc. sold it's operation in 1997 to USA Waste Services, Inc.. The Registrant received 8,087 shares of Common Stock in USA Waste, a NYSE listed Company. The Registrant sold its shares of USA Waste Services, Inc. in 1997 and 1998.

  In December of 1990, the Company decided to sell certain personal property assets at the Rochester Mill, with the exception of the mine dumps and tailings. At October 31, 1992 a portion of the net assets had been sold while the remainder are expected to be sold in the future.
The remaining net assets have been reclassified to net assets held for sale and are stated at their estimated net realizable value.

  Managements plans for funding continued operations include attempting to obtain additional outside funding either through the sale of common or preferred stock, debt, and sale of the Rochester property.

FORWARD LOOKING INFORMATION

  Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this document constitute forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in the forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements in this document.











                                     (6)







PART II.  OTHER INFORMATION
                        ROCKY MOUNTAIN MINERALS, INC.


Item 6 Exhibits and Reports on From 8-K

  a.  Exhibits

      Exhibits 27.  Financial Data Schedule

  b.  Reports on Form 8-K

      No reports have been filed on Form 8-K during this quarter.




                                   (7)


                                 SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  ROCKY MOUNTAIN MINERALS, INC.
                                  Registrant





Date:  May 31, 2000               Richard Bain
                                  Richard Bain
                                  Principal Financial Officer


Date:  May 31, 2000               Richard Bain
                                  Richard Bain
                                  Principal Executive Officer








                                     (8)