Form 10-Q
period 2000-07-31
ROCKY MOUNTAIN MINERALS INC
filed 2000-09-06
CIK 312583

FORM 10-Q

                     SECURITIES  AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 31, 2000

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

Class                                    Outstanding at July 31,2000

Common stock, $.001 par value                      85,712,039 shares



                     PART I.  FINANCIAL INFORMATION

Item 1.                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                                 ASSETS

(Amounts in thousand, except per share data)
                                          October 31,    July 31,
                                             1999          2000

ASSETS
Current Assets:
   Cash                                   $    271      $     233

   Assets held for sale                        500            500
                                          _________     _________
Total current assets                           771            733




                                        __________     __________
TOTAL ASSETS                                   771            733




                         See accompanying notes.

                                   (1)

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
                                        October 31,     July 31,
                                           1999          2000


Current liabilities:
   Accounts Payable                     $        8     $        -

                                        __________     __________
Total current liabilities                        8              -

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 24,908,450 shares
     issued and outstanding                 1,245          1,245

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     85,712,039 shares issued and
     outstanding                               86             86

   Capital in excess of par value           4,373          4,373
   Deficit accumulated during the
     development stage                     (4,941)        (4,971)
                                       __________      _________

Total stockholder's equity                    763            733
                                       __________     __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                           771            733








                         See accompanying notes.

                                   (2)

                  ROCKY MOUNTAIN MINERALS, INC.
                   (A Development Stage Company)

                       STATEMENT OF OPERATIONS
                            (Unaudited)

                              For the Nine Months  For the Three Months
                                  Ended July 31,       Ended July 31,
                                  1999       2000      1999      2000



Revenues:
  Interest                           -         11          -         3

                                ______     _______    ______    ______
                                     0         11          -         3

Costs and expenses:
  General and administrative        15         41          3        25
  -               -
                              ________     _______    ______    ______

Net Income (loss)(Note 2)          (15)       (30)        (3)      (22)



Loss per share (Note 3):      $      *    $     *    $     *   $     *

                              ========       =========  ======= ======

* Less Than $.01 per share










                           See accompanying notes.
                                    (3)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                          For the Nine Months
                                               July 31,
                                           1999           2000


Cash Flows from Operating Activities:
   Net (loss)                           $      -     $     (30)
   Adjustments to reconcile
      Net (loss) to
   Net cash used in Operating Activities:
     Depreciation, Depletion
       and Amortization                        -             -
     Other items - Net                         -            (8)
                                        _________      ________
   Net Cash used in Operating Activities       -           (38)
                                        _________      ________




                                        _________      ________
Increase (Decrease) in Cash                    -           (38)

Cash at beginning of period                   285          271
                                         _________     ________

Cash at end of period                   $     285      $   233

                                        =========      ========





                           See accompanying notes.
                                     (4)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1) The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months and the nine months ended July 31, 1999 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999 as filed with the Securities and Exchange Commission.

(2)  No provision for income taxes is required for the period ended
July 31, 2000 or 1999, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

(3) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during the period; three months and nine months ended July 31, 1999 and 2000, 85,712,000 shares.
















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

  General and administrative expenses increased the same during the nine months ended July 31, 2000 and 1999.

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





                                  ROCKY MOUNTAIN MINERALS, INC.
                                  Registrant





Date:  September 06, 2000            Richard Bain
                                  Richard Bain
                                  Principal Financial Officer


Date:  September 06, 2000            Richard Bain
                                  Richard Bain
                                  Principal Executive Officer











                                     (8)