Form 10-K
period 2000-10-31
ROCKY MOUNTAIN MINERALS INC
filed 2001-01-29
CIK 312583

FORM 10-K

                    SECURITIES  AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 2000

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

Aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the average of the bid and asked prices of these shares on the over-the-counter market) as of October 31, 2000: $599,984.

Class                                    Outstanding at October 31, 2000
Common stock, $.001 par value                         85,712,039 shares

                        ROCKY MOUNTAIN MINERALS, INC.
                                  FORM 10-K

                                    PART I

Item 1.  Business

     (a)  General Development of Business

     Rocky Mountain Minerals, Inc. (the "Registrant") was incorporated under the laws of the State of Wyoming on February 21, 1974, and com-menced operations on May 19, 1978. The Registrant has been engaged primarily in the acquisition, development, exploration and operation of mineral properties through the location, lease, or purchase of patented and unpatented lode mining and placer mining claims. The Registrant has no proven mineral reserves. In prior years and to a lesser extent, the Registrant was engaged in the acquisition, development and sale of oil and gas properties. However, during the year ended October 31, 1982, the Registrant disposed of the majority of its oil and gas properties.

     Since the beginning of the 2000 fiscal year, the Registrant was not involved in any bankruptcy, receivership or similar proceedings, nor did it engage in any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets otherwise than in the ordinary course of business, except as set forth below.

     During fiscal year 2000 the Registrant did not acquire, develop, operate or explore for or on any mineral properties. The Company's was inactive during fiscal 2000 and for the past several years the Company's only active participation in the mineral industry was through it's mineral lease Agreement, dated February, 1993 for the development of the Registrant's Rochester property located in Madison County, Montana (see Item 1 (c)(1)(i) Mineral Exploration). There is no assurance this mineral property will be developed or produce gold or silver.

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

     The Registrant's principal business activities in its mining operations segment have been the construction and operation of an ore mill facility on mining property acquired from Rochester. The Registrant has produced both gold and silver which were sold by the Registrant to a refiner for "spot" market gold and silver prices. However, during the fiscal years 1984 through October 31, 2000 the Company has not operated its ore mill facility.

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

     As of October 31, 2000, the Registrant employed one person, on a part time, as needed basis.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     The Registrant has no foreign operations.

Item 2.  Properties

Mining Properties

        Madison  County, Montana

     The Registrant has acquired 31 patented lode mining claims, comprising approximately 660 acres, in Madison County, Montana, adjacent to and in the vicinity of the 11 claims purchased from Rochester, which includes the Watseca Mine. There are no proven reserves on any of these properties. Gross acreage does not allow for overlapping or conflicting claims. The claims are located in the Rochester Mining district, which is accessible by a county highway one and a half miles from Twin Bridges, Montana, and ten miles by a county-maintained road.
The Rochester Mining District and the Watseca Mine have been the subject of reports and maps prepared by government agencies and others and the Registrant has acquired the original assay records and underground maps pertaining to the past production history of the Watseca Mine from approximately 1898-1904.

         In addition to the Registrant's patented mining claims, the Registrant has in the past held possessory title to unpatented lode mining claims under the mining laws of the United States and the laws of the state in which the claims are located. The Registrant incurred costs of $24,603 plus 1981 acquisition costs in association with the various unpatented lode mining claims in Madison County, Montana. During fiscal year 2000 the Registrant elected not to continue the annual maintenance and required assessment work commitment of $6,600 required to maintain the sixty-six (66) unpatented claims, and hence the Registrant reduced it's mineral holdings in the Rochester Mining District by approximately 1,300 acres.

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

                           PATENTED CLAIMS
                           Date of                                  Date of
Name                     Acquisition   Name                       Acquisition
Agnes (1).............. May 15, 1980   Independence (2)...... August 21, 1980
Beacon Light (1)....... May 15, 1980   Big Rock (2).......... August 2l, 1980
Anoka (1).............. May 15, 1980   Paymaster (2)......... August 2l, 1980
Taft (1)............... May 15, 1980   Idler (2)............. August 2l, 1980
Dixie Queen (2)..... August 21, 1980   Watseca Trio (3),(4) November 30, 198l
Dead Beat (2)....... August 21, 1980   Paucippa (3)........ November 30, 198l
Black Rock (2)...... August 21, 1980   Julia Holmes (3).... November 30, 198l
Virginia (2)........ August 21, 1980   Vienna (3).......... November 30, 198l
Leona (2)........... August 21, 1980   Climax (3).......... November 30, 198l
Carrie B. (2)....... August 21, 1980   Carlton (3)......... November 30, 198l
Caulsa (2).......... August 21, 1980   May Queen (3)....... November 30, 198l
Watseca Gold Hill(2) August 21, 1980   Concentrator (3),(5) November 30, 198l
Silver Note (2)..... August 21, 1980   Cleopatra (3),(6)... November 30, 198l


(1) Purchased from an unaffiliated person for $12,500 (62.49 gross and net acres).

(2) Purchased from an unaffiliated person for $30,000. The patented claims comprise 263.97 gross (248.94 net) acres.

(3) Purchased from Rochester Enterprises, Ltd. for $3,000,000 and 2,500,000 shares of restricted common Stock. The patented claims comprise 122 net acres, and include a 250 ton per day gravity flotation milling facility. The property is burdened by an aggregate 3.375% royalty and 3.375% net profits interests in the 11 claims and the mill, respectively, in which certain persons, including a former officer and director of the Company participate.

(4) Approximately 63,000 tons of dumps and 28,000 tons of tailings are located on the Watseca Trio Claim.

(5) Approximately 27,000 tons of tailings are located on the Concentrator claim.

(6) Approximately 32,000 tons of dumps are located on the Cleopatra claim.


Titles

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

                                       *High bid         *Low bid

         11/01/98 - 01/31/99             $.010            $.001
         02/01/99 - 04/30/99             $.010            $.001
         05/01/99 - 07/31/99             $.063            $.001
         08/01/99 - 10/31/99             $.063            $.001
         11/01/99 - 01/31/00             $.063            $.010
         02/01/00 - 04/30/00             $.220            $.063
         05/01/00 - 07/31/00             $.100            $.007
         08/01/00 - 10/31/00             $.010            $.007

         *The above bid and ask prices are estimated by the Registant based on the limited trading of the Company's securities.

     (b)  Holders

     The number of record holders of the Registrant's common stock on October 31, 2000 was approximately 3,720.

     (c)  Dividends

     The Registrant has paid no dividends with respect to its common stock. There are no contractual restrictions on the Registrant's present or future ability to pay dividends. The Registrant's Preferred Stock bears dividends at a rate of $.015 per share per annum (an annual aggregate of $373,627 as of October 31, 2000) and has full priority over dividends on the common stock. These dividends are cumulative and payable annually in cash, in shares of common stock or in kind, at the Registrant's option. Dividends of $.0l5 on the Preferred Stock were due on July 1, 1982, through 2000. The Registrant has deferred payment of these dividends ($7,098,909) until such time as revenues permit payment thereof. It is uncertain when, if ever, the Registrant will receive sufficient revenues which will enable it to begin to pay the dividends on the Preferred Stock.


Item 6.  Selected Financial Data (1)

                               Years Ended October 31,

                         1996    1997   1998  1999    2000

Operating revenues      $  0      57     88     11      14
Interest expense           -       -      -      -       -
Net income (loss)          -  (1,745)    36    (30)    (34)
Net income (loss)per share(*)   (.02)    (*)    (*)     (*)
Total assets           2,617     828    794    771     729
Long-term debt             -       -      -      -       -

* Less than $.01 per share.

(1) The selected financial data should be read in conjunction with the related financial statements and notes thereto included under Items 8, 14(a)(1) and (2), and 14(d).

(2) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during each year; (95,475,000 in 1996, 85,712,000 in 1997, 85,712,000 in 1998
and 85,712,000 in 1999 and 85,712,000 in 2000).

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

        General and administrative expenses increased slightly during fiscal year 2000 as compared to fiscal year 1999 primarily due to the Registrant's higher level of activity in evaluating various business opportunities during 2000.

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

        During 1997, the Registrant decided to sell the remaining undeveloped mineral interests and developed mine dumps and tailings. The assets have been reclassified to net assets held for sale and stated at their net realizable value resulting in a loss of $1,749,000.

Liquidity and Capital Resources

     The following table reflects the Registrant's working capital positions at October 2000 and 1999:

                              October 31, 2000       October 31, 1999
Current assets                  $   729                         $    771
Current liabilities                   -                                8
Working capital                     729                              763
Current ratio                         -                               96.4

     The Registrant will continue the evaluation of it's present mineral properties and other additional mineral properties in Western U.S. and Australia, as well as pursue other non-mineral business opportunities.

     The Registrant has used a significant portion of the proceeds from the April 27, 1988 sale of stock to Quillium to maintain it's mineral property inventory and conduct additional geologic studies. In addition, the Registrant conducted exploratory programs and geologic studies on other precious and base mineral properties both in the western U.S. and Australia. During 1992 the Registrant acquired a 38% equity interest in Zonia Landfill, Inc., a company engaged in the waste management business. Zonia Landfill, Inc. sold it's operation in 1996 to USA Waste Services, Inc. The Registrant received 8,097 shares of Common Stock in USA Waste, a NYSE listed Company. The Company sold its shares of USA Waste Services, Inc. during 1997 and 1998.

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

Management's plans for funding continued operations include attempting to obtain additional outside funding either through the sale of common and/or preferred stock, debt, and/or possible sales of undeveloped properties at the Rochester property.

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


                                  PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

     (a, b, e)  Identification of Directors and Executive Officers and Their
                  Business Experience
Name                    Age        Position, Tenure and Business Experience

Ernest Geoffrey Albers   58        Chairman and Director of the Registrant
                                   since April 1988, Mr. Albers is a 1968
                                   graduate of the University of Melbourne, Victoria, Australia with a Bachelor of Law degree. He commenced practice in 1969 as the principal of his own firm immediately upon admission as a barrister and solicitor of the Supreme Court of Victoria. In 1972 he ceased full time practice to pursue his private investment activities, his master investment company now being Great Missenden Group Pty.,
                                   Ltd.  He formed Cue Energy Resources N.L.
                                   in New Zealand in 1981 and is its major
                                   shareholder. In Australia he is chairman of Bass Strait Group N.L. which he formed in 1978 and Estates Holdings Ltd. which he formed in 1971. In New Zealand he is also on the board of Southern Petroleum
                                   N.L.  He is a member of the Petroleum
                                   Exploration Society of Australia and is a member of the Australian Institute of Directors.


Richard Douglas Fraser    51       Director of the Registrant since April
                                   1988, Mr. Fraser obtained an
                                   Associateship in Mining Engineering from the Western Australian School of Mines in
                                   1974.  He has had extensive practical
                                   experience in mine operations prior to
                                   obtaining a Western Australian First
                                   Class Mine Manager's Certificate of
                                   Competency in 1979 as a manager of a
                                   below ground mine for New South Wales in 1981. Between 1975 and 1980 he was employed by the WA Department of Mines as a mining engineer - special inspector of mines. Prior to establishing his own consultancy he was employed for two years by Newmont Holdings including a period as certified quarry manager and assistant to the manager at the Telfer Mine. In 1982 he established his consultancy, Fraser
                                   Mining and Construction Pty. Ltd., which has carried out consulting projects in all states of Australia and has been instrumental in establishing new mines in the Solomon Islands and Ghana. In 1986 he formed the Federation Resources Group which plans to develop new mines at Rushworth and Costerfield in Victoria.
                                   Mr. Fraser is an associate member of the Australian Institute of Mining and
                                   Metallurgy.

Richard H. Bain           58       President, Treasurer, Mr. Bain has a B.A.
                                   from Rice University in Commerce and
                                   Business and a graduate degree from the
                                   University of Houston in Fine Arts.
                                   Since 1970, Mr. Bain has been active in
                                   fields of research, education, political science, geo-physics and global economics with emphasis on financial markets. Mr.
                                   Bain currently teaches social and
                                   political science in the Houston
                                   Community College and public school
                                   system.

Donald C. Knaute, Jr.     56       Mr. Knaute is a gradute of Michigan State
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

     None

     (d)  Family Relationships

     None

     (f)  Involvement in Certain Legal Proceedings

     None

     (g)  Promoters and Control Persons

     Not applicable.


Item 11.  Executive Compensation

     (a)(1)  Cash Compensation

     Cash compensation for the fiscal year ended October 31, 2000 was as follows:

      Name of
individual or number            Capacities in                   Cash
of persons in group             which served                compensation

   All executive                Officers and/or              $ 18,000
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

         Not applicable.

     (c)  Other Compensation

      None.

     (d)  Compensation of Directors

      None.

        (e)  Termination of Employment and Change of Control Arrangement

     None.

Item l2.  Security Ownership of Certain Beneficial Owners and Management

     (a), (b) Security Ownership of Certain Beneficial Owners and Management

     The following table shows the security ownership of those persons known by the Registrant to be the beneficial owners of more than five percent of the Registrant's common stock and of the directors, and the officers and directors as a group as of October 31, 2000:
                                                                   Amount and
                                             Nature of               percent
Title of       Name and address              beneficial                of
class         of beneficial owner            ownership (1)          class (4)


 $.001 par      Ernest Geoffrey Albers      10,593,400 (2)           11.07%
value common    P. O. Box 46
  stock         Nagambie 3608
                Victoria, Australia

 $.00l par      Richard Douglas Fraser          50,000 (3)             .05%
value common    80 O'Shanassy Street
   stock        Sunbury 3429
                Victoria, Australia

 $.001 par      Richard Bain                 6,260,334                6.54%
value common    5801 Lumberdale #243
  stock         Houston, Texas 77092

 $.001 par      Don Knaute                   6,360,000                6.66%
value common    19505 FM #149
  stock         Houston, Texas 77070

                Officers and directors      23,263,734               24.32%

                as a group (three persons)
(1) Unless indicated otherwise, the beneficial owners exercise sole voting and investment power.

(2) Mr. Geoffrey Alber's shares of common stock are owned indirectly by Mr. Albers through companies he is affiliated with.

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

                                                                        Page
                                                                       Number
1.  Financial Statements

     Balance Sheet - October 31, 2000 and 1999                         F-2

     Statement of Operations - Years Ended
        October 31, 1998, 1999 and 2000 and                            F-3
        Cumulative Amounts from Inception
        (May 19, 1978) to October 31, 2000

     Statements of Stockholders' Equity -                              F-5
        For the Period from Inception
           (May 19, 1978) to October 31, 2000.

     Statement of Cash Flows -
        Years ended October 31, 1998, 1999 and 2000                    F-10
        and Cumulative Amounts from Inception
        (May 19, 1978) to October  31, 2000.

     Notes to Financial Statements                                     F-12



                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

               FOR THE YEARS ENDED OCTOBER 31, 1998, 1999 AND 2000

                                      WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS








               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



   To the Board of Directors and Stockholders of Rocky Mountain Minerals, Inc.


   We have audited the  accompanying  balance sheet of Rocky Mountain  Minerals,
   Inc.  as of  October  31,  2000  and  1999,  and the  related  statements  of operations,  stockholders'  equity and cash  flows for the years then  ended.
   These  financial   statements  are  the   responsibility   of  the  Company's
   management.  Our  responsibility  is to express an opinion on these financial statements based on our audits.

   We  conducted  our audits in  accordance  with  generally  accepted  auditing standards.  Those  standards  require  that we plan and perform the audits to obtain reasonable  assurance about whether the financial  statements are free of  material  misstatement.  An audit  includes  examining,  on a test basis, evidence supporting the amounts and disclosures in the financial  statements.
   An  audit  also  includes  assessing  the  accounting   principles  used  and
   significant  estimates made by management,  as well as evaluating the overall financial  statement  presentation.  We believe  that our  audits  provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Minerals, Inc. as of October 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



   Denver, Colorado
   January 13, 2001                                   CAUSEY DEMGEN & MOORE INC.




                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                           October 31, 1999 and 2000

                                     ASSETS


(Dollar amounts in thousands)

                                                             1999       2000
                                                             ----       ----
Current assets:
   Cash and cash equivalents                                 $ 71       $229
   Certificates of deposit                                    200          -
   Assets held for sale - net (Note 2)                        500        500
                                                             ----       ----

    Total current assets                                     $771       $729
                                                             ====       ====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $ 8       $  -

Commitments and contingencies (Notes 5, 8 and 9)

Stockholders' equity (Notes 2, 4 and 5):
   Preferred stock, $.05 par value, $.015 cumulative
    dividends, convertible; 44,000,000 shares authorized,
    24,908,450 shares issued and outstanding (aggregate
    liquidating preference - $9,216)                        1,245      1,245
   Common stock, $.001 par value; 250,000,000 shares
    authorized, 85,712,039 shares issued and outstanding       86         86
   Capital in excess of par value                           4,373      4,373
   Deficit accumulated during the development stage        (4,941)    (4,975)
                                                            -----      -----

    Total stockholders' equity                                763        729
                                                            -----      -----

                                                           $  771     $  729
                                                           ======     ======


                            See accompanying notes.
                                      F-2




                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
For the years ended October 31, 1998, 1999 and 2000 and Cumulative Amounts from Inception (May 19, 1978) to October 31, 2000

(Dollar amounts in thousands)
                                                                                                     Cumulative amounts
                                                                 For the year ended October 31,        from inception
                                                                  1998         1999         2000       (May 19, 1978)
                                                                  ----         ----         ----     ------------------
                                                               (unaudited)                               (unaudited)

Revenues:
   Interest                                                        $ 8         $ 11         $ 14              $ 275
   Royalty and lease bonus                                           -            -            -                211
   Gain on sale of machinery and equipment                           -            -            -                100
   Gain on sale of mining claims                                     -            -            -                 12
   Gain on sale of undeveloped oil and gas properties                -            -            -                 35
   Milling-custom                                                    -            -            -                 14
   Gold and silver sales                                             -            -            -                177
   Equity in subsidiary earnings (losses) (Note 3)                   -            -            -                (96)
   Gain on sale of securities (Note 3)                              80            -            -                137
                                                                   ---          ---          ---              -----

                                                                    88           11           14                865
Costs and expenses:
   Write-down of mill  and mineral interests (Note 2)                -            -            -              2,933
   Loss on disposal of equipment and assets held for sale
     (Note 2)                                                        -            -            -                 34
   Cost of milling                                                   -            -            -                260
   General and administrative                                       52           41           48              2,349
   Abandonment of non-producing mineral interests                    -            -            -                 76
   Depreciation, depletion and amortization                          -            -            -                286
   Interest                                                          -            -            -                804
                                                                   ---          ---          ---              -----

                                                                    52           41           48              6,742
                                                                   ---          ---          ---              -----

Income (loss) before extraordinary item                             36          (30)         (34)            (5,877)

                         (Continued on following page)
                             See accompanying notes.
                                      F-3

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
For the years ended October 31, 1998, 1999 and 2000 and Cumulative Amounts from Inception (May 19, 1978) to October 31, 2000
                        (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                                     Cumulative amounts
                                                                 For the year ended October 31,        from inception
                                                                  1998         1999         2000       (May 19, 1978)
                                                                  ----         ----         ----     ------------------
                                                               (unaudited)                               (unaudited)

Extraordinary gain on extinguishment of debt                         -            -            -                902
                                                                   ---          ---          ---              -----

   Net income (loss) (Note 6)                                     $ 36         $(30)        $(34)           $(4,975)
                                                                  ====         ====         ====            =======

Basic income (loss) per common share (Note 7):
   Loss before extraordinary item                                 $  *         $ (*)        $( *)           $ (0.10)
   Extraordinary gain on extinguishment of debt                      -            -            -               0.02
                                                                  ----         ----         ----            -------

    Basic net income (loss) per common share                      $  *         $( *)        $( *)           $ (0.08)
                                                                  ====         ====         ====            =======

*Less than $.01 per share

                            See accompanying notes.
                                      F-4



                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2000

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


                         (Continued on following page)
                             See accompanying notes.
                                      F-5


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2000

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


                          (Continued on following page)
                            See accompanying notes.
                                      F-6


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2000

Information pertaining to the period from Inception (May 19, 1978) to October 31, 1998 is unaudited

                        (Continued from preceding page)
(Dollar amounts in thousands)
                                                                                                                Deficit
                                                                                                               accumulated
                                                                                                 Capital in    during the
                                                        Preferred stock       Common stock        excess of    development
                                                       Shares      Amount   Shares     Amount     par value      stage
                                                       ------      ------   ------     ------    ----------    -----------

Issuance of common stock for cash at $.075 per
   share, in a private placement in 1984                    -           -   1,000,000       2           74              -

Conversion of preferred stock into common stock
   in 1984                                             (5,500)          -       2,200       -            -              -

Issuance of common stock:
   To an officer and director for services valued
    at $.01 per share in 1986                               -           -   3,000,000       3           27              -
   For settlement of debt at $.015 per share in 1987        -           -     200,000       -            3              -
   For cash at $.0167 per share, pursuant to
    private placement in 1987                               -           -  10,975,000      11          172              -
   To an officer and director for royalty interest at
    $.01 per share in 1987 (Note 2)                         -           -     500,000       1            4              -
   To an officer and director and shareholder for
    past services at $.01 per share in 1987                 -           -   2,900,000       3           26              -
   For settlement of debt in 1987:
    at $.015 per share                                      -           -   1,933,334       2           27              -
    at $.03 per share                                       -           -     400,000       -           12              -
    at $.02 per share                                       -           -      97,085       -            2              -

Conversion of preferred stock into common
   stock in 1987                                     (250,000)        (12)    100,000       -           12              -


                         (Continued on following page)
                             See accompanying notes.
                                      F-7


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2000

Information pertaining to the period from Inception (May 19, 1978) to October 31, 1998 is unaudited

                        (Continued from preceding page)
(Dollar amounts in thousands)
                                                                                                                Deficit
                                                                                                               accumulated
                                                                                                 Capital in    during the
                                                        Preferred stock       Common stock        excess of    development
                                                       Shares      Amount   Shares     Amount     par value      stage
                                                       ------      ------   ------     ------    ----------    -----------


Capital contribution of equipment by an officer
   and director in 1987                                    -          -           -          -           1             -

Issuance of common stock:
   To an officer and director for past services
    valued at $.03 per share in 1988                       -          -     500,000          1          14             -
   For cash at $.03 per share, pursuant to stock
    purchase agreement, net of offering costs of
    $60,797 in 1988 (Note 5)                               -          -  33,333,000         33         906             -
   To officers, directors and other individuals for
    royalty interests at $.01 per share in 1988 (Note 2)   -          -   1,925,000          2          17             -

Conversion of preferred stock into common stock
   in 1988                                        (1,253,325)       (63)    501,330          1          62             -

Cancellation of common stock in 1989                       -          -     (10,000)         -           -             -

Conversion of preferred stock into common stock
   in 1989                                           (20,000)        (1)      8,000          -           1             -

Conversion of preferred stock into common stock
   in 1990                                          (256,025)       (13)    102,410          -          13             -


                         (Continued on following page)
                             See accompanying notes.
                                      F-8


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2000

Information pertaining to the period from Inception (May 19, 1978) to October 31, 1998 is unaudited

                        (Continued from preceding page)
(Dollar amounts in thousands)
                                                                                                                Deficit
                                                                                                               accumulated
                                                                                                 Capital in    during the
                                                        Preferred stock       Common stock        excess of    development
                                                       Shares      Amount   Shares     Amount     par value      stage
                                                       ------      ------   ------     ------    ----------    -----------
Conversion of preferred stock into common
   stock in 1991                                    (635,000)       (32)    254,000         -          32               -
Conversion of preferred stock into common stock
   in 1992                                          (697,000)       (35)    278,800         -          35               -

Net loss for the period from inception to October
   31, 1997                                                -           -           -         -           -         (4,947)
                                                    --------      ------  ----------       ---      ------       --------

Balance, October 31, 1997 (unaudited)             24,908,450       1,245  85,712,039        86       4,373         (4,947)

Net income for the year ended October 31, 1998
   (unaudited)                                             -           -           -         -           -             36
                                                  ----------      ------  ----------       ---      ------       --------

Balance, October 31, 1998 (unaudited)             24,908,450       1,245  85,712,039        86       4,373         (4,911)

Net loss for the year ended October 31, 1999               -           -           -         -           -            (30)
                                                 -----------      ------  ----------       ---      ------       --------

Balance, October  31, 1999                        24,908,450       1,245  85,712,039        86       4,373         (4,941)

Net loss for the year ended October 31, 2000               -           -           -         -           -            (34)
                                                  ----------      ------  ----------       ---      ------       --------

Balance, October 31, 2000                         24,908,450      $1,245  85,712,039       $86      $4,373       $ (4,975)
                                                  ==========      ======  ==========       ===      ======       ========

                            See accompanying notes.
                                      F-9


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
For the years ended October 31, 1998, 1999 and 2000 and Cumulative  Amounts from Inception (May 19, 1978) to October 31, 2000


(Dollar amounts in thousands)
                                                                                              Cumulative
                                                                                             amounts from
                                                                                              inception
                                                          1998        1999        2000      (May 19, 1978)
                                                          ----        ----        ----      --------------
                                                        (unaudited)                           (unaudited)

Cash flows from operating activities:
   Net income (loss)                                          $ 36       $ (30)     $ (34)        $ (4,975)
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Loss from subsidiary                                       -           -          -               96
      Depreciation, depletion and amortization                   -           -          -              286
      Write-down of mill and mineral interests                   -           -          -            2,933
      Abandonment of non-producing mineral interests             -           -          -               76
      Gain on sale of mineral interests and oil and gas
       properties                                                -           -          -              (57)
      Gain on disposal of machinery and equipment                -           -          -              (73)
      Amortization of deferred revenue                           -           -          -              (24)
      Advance royalties                                          -           -          -               28
      Issuance of common stock for services                      -           -          -              105
      Change in assets and liabilitites:
       Decrease in accounts receivable                          29           -          -                -
       Increase (decrease) in accounts payable                  (4)          7         (8)               -
                                                               ---          --         ---            ----

         Total adjustments                                      25           7         (8)           3,370
                                                               ---          --         ---           -----

         Net cash provided by (used in) operating activities    61         (23)       (42)          (1,605)

                         (Continued on following page)
                             See accompanying notes.
                                      F-10


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
For the years ended October 31, 1998, 1999 and 2000 and Cumulative  Amounts from Inception (May 19, 1978) to October 31, 2000

                        (Continued from preceding page)
(Dollar amounts in thousands)
                                                                                              Cumulative
                                                                                             amounts from
                                                                                              inception
                                                          1998        1999        2000      (May 19, 1978)
                                                          ----        ----        ----      --------------
                                                        (unaudited)                           (unaudited)
Cash flows from investing activities:
   Maturity (purchase) of certificates of deposit                -        (200)       200                  -
   Proceeds from sale of mineral interests, oil and gas
    properties and equipment                                     -           -          -                238
   Decrease in advances and investment in affiliates           199           -          -                175
   Acquisition of:
    Mineral interests and oil and gas properties                 -           -          -             (3,414)
    Mill and equipment                                           -           -          -               (395)
    Other                                                        -           -          -                (58)
                                                               ---         ---        ---             ------

   Net cash provided by (used in) investing activities         199        (200)       200             (3,454)

Cash flows from financing activities: Proceeds from the sale of:
    Common stock - net                                           -           -          -              2,802
    Preferred stock - net                                        -           -          -              2,486
                                                               ---        ----        ---             ------

   Net cash provided by financing activities                     -           -          -              5,288
                                                               ---        ----        ---              -----

Increase (decrease) in cash                                    260        (223)       158                229

Cash and cash equivalents at beginning of period                34         294         71                  -
                                                               ---        ----        ---              -----

Cash and cash equivalents at end of period                    $294        $ 71       $229              $ 229
                                                              ====        ====       ====              =====


                            See accompanying notes.
                                      F-11

                              ROCKY MOUNTAIN MINERALS, INC.
                               (A Development Stage Company)
                               NOTES TO FINANCIAL STATEMENTS
                              October 31, 1998, 1999 and 2000
    (Information pertaining to the year ended October 31, 1998 is unaudited)

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

   A summary of the significant accounting policies is as follows:

   Use of estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Significant items subject to such estimates and assumptions include the carrying value of assets held for sale and of long-lived assets. Actual results could differ from those estimates.

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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1998, 1999 and 2000
    (Information pertaining to the year ended October 31, 1998 is unaudited)

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

   Unaudited financial statements:

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations and cash flows for the year ended October 31, 1998 and for the period from inception (May 19, 1978) to October 31, 2000.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1998, 1999 and 2000
    (Information pertaining to the year ended October 31, 1998 is unaudited)

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

   On November 30, 1981, the Company closed the agreement with Rochester Enterprises, a Montana limited partnership, acquiring 11 patented lode mining claims, certain improvements, buildings and machinery, and certain mill tailings and mine dumps located in Montana for a purchase price totaling $3,029,765 and 2,530,000 shares of the Company's common stock. Pursuant to the agreement, the Company agreed, on a one-time basis only, to prepare and file a registration statement under the Securities Act of 1933, as amended, or a notification of exemption pursuant to Regulation A, if available, from such act at its expense to sell or otherwise dispose of any of the shares issued to Rochester under the agreement, upon the request of any one or more of the partners of Rochester.

   During 1987 and 1988, the Company repurchased 7.125% (aggregate) of both of the net profits and royalty interests for a total of $47,500 in cash and the issuance of 2,425,000 shares of its common stock ($.01 per share).

   During 1997, the Company decided to sell the remaining undeveloped mineral interests and developed mine dumps and tailings. The assets have been reclassified to net assets held for sale and stated at their net realizable value resulting in a loss of $1,749,000.

3. Investment in affiliated companies

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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1998, 1999 and 2000
    (Information pertaining to the year ended October 31, 1998 is unaudited)

4. Preferred stock

   During fiscal 1981, the stockholders voted to amend the Articles of Incorporation to authorize the issuance of preferred stock having a par value of $.05. The Board of Directors designated 44,000,000 shares of the preferred stock as $.015 cumulative convertible preferred stock (hereinafter referred to as "preferred stock"). The holders of the preferred stock are entitled to receive $.015 per share annual dividends, and $.10 per share, plus accrued but unpaid dividends, upon liquidation, dissolution or winding up of the Company. The dividends are payable annually if and when declared by the Board of Directors only from earned surplus. Cumulative dividends in arrears as of October 31, 2000 amount to $7,098,909 ($.285 per share). Each share of the preferred stock is convertible by the holder, at his option, into .4 shares of common stock. The preferred stock may be called for redemption at $.15 per share, plus accrued but unpaid dividends.

5. Common stock

   In connection with a stock purchase agreement consummated on April 22, 1988, with Quillium Nominees Pty., Ltd. (Quillium) pursuant to which 33,333,000 shares of the Company's restricted common stock were issued, the Company agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, for the 33,333,000 shares issued under the agreement. This has not been performed as of October 31, 2000.

6. Income taxes

   At October 31, 2000, the Company had net operating loss carryforwards for tax purposes of approximately $2,135,000, of which $484,000 is the limit as to the amount which may be used in any one fiscal year which loss originated in the years 1986 through 1988. If not used to offset future taxable income, the carryforwards will expire as follows:

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1998, 1999 and 2000
    (Information pertaining to the year ended October 31, 1998 is unaudited)

6. Income taxes (continued)

          Fiscal Year of expiration       Amount
          -------------------------       ------
                  2001                    $158,000
                  2002                     809,000
                  2003                     226,000
                  2004                     215,000
                  2005                     194,000
                  2006                      78,000
                  2007                      98,000
                  2008                      33,000
                  2010                     109,000
                  2011                      25,000
                  2012                     126,000
                  2020                      30,000
                  2021                      34,000

   At October 31, 1999 and 2000, total deferred tax assets and valuation allowances are as follows:


       Deferred tax assets resulting      1999          2000
                                          ----          ----
          Net operating loss           $   973,000   $   747,000
          Write-down of assets held        612,000       612,000
                                       -----------   -----------

              Total                      1,585,000     1,359,000
          Less valuation allowance      (1,585,000)   (1,359,000)
                                       -----------   -----------
                                       $         -   $         -
                                       ===========   ===========
   A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

7. Basic income (loss) per common share

   Basic income (loss) per common share is based on the weighted average number of shares of common stock outstanding during each year, 85,712,000 shares in 1998, 1999 and 2000 and 58,677,000 shares for the period from May 19, 1978 through October 31, 2000.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1998, 1999 and 2000
    (Information pertaining to the year ended October 31, 1998 is unaudited)

8. Commitments and contingencies

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

9. Related party transactions

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

   In 1994, the Company entered into an agreement to reimburse its President $675 per quarter for office space and overhead. Total amounts paid and payable to the President for office usage during the three years ended October 31, 2000 were $2,700 per year in 1998, 1999 and 2000.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN MINERALS, INC.
                               BY:    /s/ Richard Bain
                                   Richard Bain, President

DATED:  1/23/01


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATED:  1/23/01                BY:    /s/  Richard Bain
                                   Richard Bain, Treasurer and Director
                                   (Principal Executive, Financial and
                                    Accounting Officer)

DATED:  1/23/01                BY:    /s/  E. Geoffrey Albers
                                   E. Geoffrey Albers, Director

DATED:  1/23/01                BY:    /s/ Richard Fraser
                                   Richard Fraser, Director

DATED:  1/23/01                BY:    /s/  Don Knaute
                                   Don Knaute, Director