Form 10-Q
period 2001-01-31
ROCKY MOUNTAIN MINERALS INC
filed 2001-03-08
CIK 312583

FORM 10-Q

                     SECURITIES  AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 2001

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:
Class                                       Outstanding at January 31, 2001
Common stock, $.001 par value                             85,712,039 shares

                     PART I.  FINANCIAL INFORMATION

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                                 ASSETS

(Amounts in thousand, except per share data)
                                          October 31,  January 31,
                                            2000	     2001
                                          (Audited)    (Unaudited)
ASSETS
Current Assets:
   Cash                                   $    229      $     227
   Assets held for sale                        500            500
                                         _________      _________
Total current assets                           729            727
OTHER ASSETS
   Investment in Affiliated Company	           ---		  ---
                                          ________       ________
                                               729            727

                                        __________     __________
TOTAL ASSETS                                   729            727















                         See accompanying notes.

                                   (1)

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
                                        October 31,    January 31,
                                           2000          2001
                                         (Audited)     (Unaudited)


Total liabilities                              --              --

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 24,908,450 shares
     issued and outstanding                 1,245           1,245

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     85,712,039 shares issued and
     outstanding                               86             86

   Capital in excess of par value           4,373          4,373
   Deficit accumulated during the
     development stage                     (4,975)        (4,977)
                                       __________      _________

Total stockholder's equity                    729            727
                                       __________     __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                           729            727















                         See accompanying notes.

                                   (2)

                  ROCKY MOUNTAIN MINERALS, INC.
                   (A Development Stage Company)

                       STATEMENT OF OPERATIONS
                            (Unaudited)

                                 For the Three Months
                                  Ended January 31,
                                 2000            2001



Revenues:
  Interest                          -               3
  Royalty and lease bonus           0               -
                               ______         _______
                                    0               3

Costs and expenses:
  General and administrative        2               5
  Depreciation, depletion
   and amortization                 -               -
  Interest                          -               -
                             ________         _______

Net Income (loss)(Note 2)          (2)             (2)

			    	     ========         =======

Loss per share (Note 3):      $     *       $       *


*Less than $0.01 per share.














                           See accompanying notes.
                                    (3)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                   ASSETS
                                          For the Three Months
                                               January 31,
                                             2000           2001

Cash Flows from Operating Activities:
   Net (loss)                           $       -     $      (2)
   Adjustments to reconcile
      Net (loss) to
   Net cash used in Operating Activities:
     Depreciation, Depletion
       and Amortization                         -             -
     Other items - Net                          9             -
                                        _________      ________
   Net Cash used in Operating Activities        9            (2)
                                        _________      ________

Cash Flows from Investing Activities:
   Acquisition of Property & Equipment $        -    $        -
   Net Cash provided by (used in)
     Investing Activities                       -             -
                                        _________     _________

Cash Flows from Financing Activities:
   Proceeds from Payment on Long Term
     Debt                                       -             -
   Net Cash provided by (used in)
     Investing Activities                       -             -
                                        _________      ________
Increase (Decrease) in Cash                    (9)           (2)

Cash at beginning of period                   271           229
                                         _________     ________

Cash at end of period                   $     262      $    227

                                        =========      ========





                           See accompanying notes.
                                     (4)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1) The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended January 31, 2001 and January 31, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2000 as filed with the Securities and Exchange Commission.

(2) No provision for income taxes is required for the period ended January 31, 2001 or 2000, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

(3) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during the period; three months ended January 31, 2001 and 2000, 85,712,000 shares.















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

        General and administrative expenses increased for the three months ending January 31, 2001 as compared to the three months ended
January 31, 2000 primarily due to the Registrant's higher level of activity in evaluating various business opportunities during 2001.

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

        During 1999, the Registrant decided to sell the remaining undeveloped mineral interests and developed mine dumps and tailings. The assets have been reclassified to net assets held for sale and stated at their net realizable value resulting in a loss of $1,749,000 in 1997.

Liquidity and Capital Resources

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





                                  ROCKY MOUNTAIN MINERALS, INC.
                                  Registrant





Date:  March 07, 2001             Richard Bain
                                  Richard Bain
                                  Principal Financial Officer


Date:  March 07, 2001             Richard Bain
                                  Richard Bain
                                  Principal Executive Officer








                                     (7)