Form 10-Q
period 2001-04-30
ROCKY MOUNTAIN MINERALS INC
filed 2001-06-07
CIK 312583

FORM 10-Q

                     SECURITIES  AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 30, 2001

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date:
Class                                       Outstanding at April 30, 2001
Common stock, $.001 par value                             85,712,039 shares

                     PART I.  FINANCIAL INFORMATION

Item 1.                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                                 ASSETS

(Amounts in thousand, except per share data)
                                          October 31,    April 30,
                                             2000          2001

ASSETS
Current Assets:
   Cash                                   $    229      $     208

   Assets held for sale                        500            500
                                          _________     _________
Total current assets                           729            708




                                        __________     __________
TOTAL ASSETS                                   729            708




                         See accompanying notes.

                                   (1)

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
                                        October 31,     April 30,
                                           2000          2001


Current liabilities:
   Accounts Payable                     $        -     $        _

                                        __________     __________
Total current liabilities                        -              _

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 24,908,450 shares
     issued and outstanding                 1,245          1,245

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     85,712,039 shares issued and
     outstanding                               86             86

   Capital in excess of par value           4,373          4,373
   Deficit accumulated during the
     development stage                     (4,975)        (4,996)
                                       __________      _________

Total stockholder's equity                    729            708
                                       __________     __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                           729            708








                         See accompanying notes.

                                   (2)

                  ROCKY MOUNTAIN MINERALS, INC.
                   (A Development Stage Company)

                       STATEMENT OF OPERATIONS
                            (Unaudited)

                                 For the Six Months For the Three Months
                                  Ended April 30,      Ended April 30,
                                 2000          2001      2000    2001



Revenues:
  Interest                          7               5       7        2

                               ______         _______  ______   ______
                                    7               5       7        2

Costs and expenses:
  General and administrative       15              26      13       21
  -               -
                             ________         _______  ______   ______

Net Income (loss)(Note 2)          (8)            (21)     (6)     (19)



Loss per share (Note 3):      $     *       $       *  $    *   $    *

                              ========       ========  =======  =======

* Less Than $.01 per share










                           See accompanying notes.
                                    (3)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                          For the Six Months
                                               April 30,
                                           2000           2001

Cash Flows from Operating Activities:
   Net (loss)                           $      (8)      $   (21)
   Adjustments to reconcile
      Net (loss) to
   Net cash used in Operating Activities:
     Depreciation, Depletion
       and Amortization                         -             -
     Other items - Net                         (8)           (-)
                                        _________      ________
   Net Cash used in Operating Activities      (16)          (21)
                                        _________      ________




                                        _________      ________
Increase (Decrease) in Cash                   (16)           (-)

Cash at beginning of period                   271           229
                                         _________     ________

Cash at end of period                   $     255      $    208

                                        =========      ========





                           See accompanying notes.
                                     (4)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1) The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months and the six months ended April 30, 2000 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2000 as filed with the Securities and Exchange Commission.

(2) No provision for income taxes is required for the period ended April 30, 2001 or 2000, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

(3) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during the period;three months and six months ended April 30, 2000 and 2001, 85,712,000 shares.
















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

  General and administrative expenses during the six months ended April 30, 2001 increased as compared to the six months ended April 30, 2000 due to the Registrant's higher level of activity in evaluating various business opportunities.

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

      None.

  b.  Reports on Form 8-K

      No reports have been filed on Form 8-K during this quarter.




                                   (7)

                                 SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  ROCKY MOUNTAIN MINERALS, INC.
                                  Registrant





Date:  June 5, 2001               Richard Bain
                                  Richard Bain
                                  Principal Financial Officer


Date:  June 5, 2001               Richard Bain
                                  Richard Bain
                                  Principal Executive Officer








                                     (8)