Form 10-Q
period 2001-07-31
ROCKY MOUNTAIN MINERALS INC
filed 2001-08-31
CIK 312583

FORM 10-Q

                     SECURITIES  AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 31, 2001

                                     OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                 to

Commission file number: 0-9060

                         ROCKY MOUNTAIN MINERALS, INC.
           (Exact name of Registrant as specified in its charter)

           Wyoming                                    83-0221102
(State or other jurisdiction of            (IRS Employer Identification
 incorporation or organization)                         Number)

                   2480 North Tolemac Way,  Prescott, AZ  86305
            (Address of principal executive offices and Zip Code)


                               (520) 778-1450
                       Registrant's telephone number


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    .  No    .

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date:

Class                                    Outstanding at July 31,2001

Common stock, $.001 par value                      85,712,039 shares

                     PART I.  FINANCIAL INFORMATION

Item 1.                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                                 ASSETS

(Amounts in thousand, except per share data)
                                          October 31,    July 31,
                                             2000          2001

ASSETS
Current Assets:
   Cash                                   $    229      $     190

   Assets held for sale                        500            500
                                          _________     _________
Total current assets                           729            690




                                        __________     __________
TOTAL ASSETS                                   729            690
        			        ==========     ==========




                         See accompanying notes.

                                   (1)

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                               (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
                                        October 31,     July 31,
                                           2000          2001


Current liabilities:
   Accounts Payable                     $        -     $        6

                                        __________     __________
Total current liabilities                        -              6

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 24,908,450 shares
     issued and outstanding                 1,245          1,245

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     85,712,039 shares issued and
     outstanding                               86             86

   Capital in excess of par value           4,373          4,373
   Deficit accumulated during the
     development stage                     (4,975)        (5,020)
                                       __________      _________

Total stockholder's equity                    729            684
                                       __________     __________
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                           729            690
				       ==========     ==========







                         See accompanying notes.

                                   (2)

                  ROCKY MOUNTAIN MINERALS, INC.
                   (A Development Stage Company)

                       STATEMENT OF OPERATIONS
                            (Unaudited)

                              For the Nine Months  For the Three Months
                                  Ended July 31,       Ended July 31,
                                  2000       2001      2000      2001



Revenues:
  Interest                          11           6         3         1

                                ______     _______    ______    ______
                                    11           6         3         1

Costs and expenses:
  General and administrative        41          51        25        25
  -               -
                              ________     _______    ______    ______

Net Income (loss)(Note 2)          (30)        (45)      (22)      (24)



Loss per share (Note 3):      $      *     $      *   $    *   $     *

                              ========     =========  =======  =======

* Less Than $.01 per share










                           See accompanying notes.
                                    (3)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                          For the Nine Months
                                               July 31,
                                           2000           2001


Cash Flows from Operating Activities:
   Net (loss)                           $    (30)          (45)
   Adjustments to reconcile
      Net (loss) to
   Net cash used in Operating Activities:
     Depreciation, Depletion
       and Amortization                        -             -
     Other items - Net                        (8)            6
                                        _________      ________
   Net Cash used in Operating Activities     (38)           (39)
                                        _________      ________




                                        _________      ________
Increase (Decrease) in Cash                  (38)           (39)

Cash at beginning of period                  271            229
                                         _________     ________

Cash at end of period                   $    233       $    190

                                        =========      ========





                           See accompanying notes.
                                     (4)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1) The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months and the nine months ended July 31, 2000 and 2001 are not necessarily indicative of the results to be expected for the full year.
For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form
10-K for the year ended October 31, 2000 as filed with the Securities and Exchange Commission.

(2) No provision for income taxes is required for the period ended July 31, 2001 or 2000, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

(3) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during the period; three months and nine months ended
July 31, 2000 and 2001, 85,712,000 shares.
















                                     (5)

                        ROCKY MOUNTAIN MINERALS, INC.
                        (A Development Stage Company)

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS


  The Registrant began operations in 1978 and is considered to be a mining company in the exploratory stage and has had no significant revenues. In 1984 the Company ceased gold extraction operations at its Rochester, Montana mining property. During 1988, with the receipt of funding from a stock purchase agreement, it resumed mineral exploration both at Rochester and elsewhere in North America and Australia. Despite detailed geologic investigations by the Company and by leading gold mining companies, there was insufficient encouragement from exploration results to warrant further investiga-tions or activity at Rochester.

  The Registrant later became involved in waste management activities. Subsequent to October 31, 1991, and following the sale of the waste management interests, the registrant has been inactive and has had limited receipts and expenditures.

  General and administrative expenses during the nine months ended July 31, 2001 increased as compared to the nine months ended July 31, 2000 due to the Registrant's higher level of activity in evaluating various opportunities.

  The Registrant intends to resume oil and gas exploration and production activities. In particular, the Company plans to seek out oil and gas exploration and production properties in the Rocky Mountain region of the U.S. and also in Australia. To advance these plans, the Company will establish a representative office in Melbourne, Australia.

  The Registrant has established a U.S. operations office in Prescott, Arizona.



LIQUIDITY and CAPITAL RESOURCES

  Since ceasing milling operations at its Rochester, Montana property in 1984, the Registrant has evaluated this and other mineral properties, as well as having pursued waste management activities. The waste management assets have been sold and the Registrant has now placed its Rochester property on the market for sale and anticipates receiving between $500,000 to $1,000,000 for the property.

  Management plans to use the funds from the sale of the Rochester property to fund the Company's evaluation of oil and gas exploration and production opportunities. Plans for additional funding of these activities include attempting to obtain external funding, either through the sale of the Company's common or preferred stock.


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





                                  ROCKY MOUNTAIN MINERALS, INC.
                                  Registrant





Date:  August 31, 2001            W. Ray Hill
                                  W. Ray Hill
                                  Principal Financial Officer


Date:  August 31, 2001            W. Ray Hill
                                  W. Ray Hill
                                  Principal Executive Officer











                                     (8)