Form 10-K
period 2001-10-31
ROCKY MOUNTAIN MINERALS INC
filed 2002-01-22
CIK 312583

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 2001

                                    OR

          TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition period from                 to

Commission file number: 0-9060

                         ROCKY MOUNTAIN MINERALS, INC.
          (Exact name of Registrant as specified in its charter)

           Wyoming                                        83-022110
(State or other jurisdiction of                  (IRS Employer Identification
 incorporation or organization)                             Number)

       836 Monroe Street
        Denver, Colorado                                     80206
  (Address of principal executive offices)                 (Zip Code)

                              (303) 831-7373
                      Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.001 Par Value
                             (Title of class)

       $.015 Cumulative Convertible Preferred Stock, $.05 Par Value
                             (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes X. No.

Aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the average of the bid and asked prices of these shares on the over-the-counter market) as of October 31, 2001: $424,881.

Class                                    Outstanding at October 31, 2001
Common stock, $.001 par value                         85,712,039 shares

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

     Since the beginning of the 2001 fiscal year, the Registrant was not involved in any bankruptcy, receivership or similar proceedings, nor did it engage in any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets otherwise than in the ordinary course of business, except as set forth below.

     During fiscal year 2001 the Registrant did not acquire, develop, or operate on any mineral properties. During 2001 the Company was actively pursuing the evaluation of various business opportunities as well as the sale of the Registrant's Rochester property located in Madison County, Montana (see Item 1 (c)(1)(i) Mineral Exploration). There is no assurance this mineral property will be sold, developed or produce gold or silver.

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

     Dump: A pile of rock that has been extracted from a mine, which was not considered to be commercial when mined, and which has not been subjected to the milling process.

     Farm out: An agreement whereby the owner of a working interest agrees to assign his interest while retaining some interest (such as an overriding royalty interest or production payment) subject to the performance of specified work on the property. The owner substantially reduces his interest in the property unless he pays some of the costs of exploration.

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

     Ore Concentrate: The valuable mineral extracted from the host rock, which has been subjected to one or more metallurgical processes to cause the ores to separate from the worthless host rock.

     Overriding Royalty: An interest in the gross production from a property allocable to the working interest, which is paid out of such production. An override does not bear expenses of operation, development or maintenance and is a burden on the working interest in addition to the landowner's royalty.

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

     Placer Mining Claim: Deposits subject to placer claims are all those not subject to lode claims. These include the "true" placer deposits of sand and gravel containing free gold (such as those which have accumulated in the unconsolidated sediment of a stream bed) and also include many nonmetallic-bedded deposits.

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

     Unpatented Mining Claim: A claim or possessory title to which is maintained by payment of a $100 fee for assessment labor on each claim by August 31 of each year.

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

     The Registrant's principal business activities in its mining operations segment have been the construction and operation of an ore mill facility on mining property acquired from Rochester. The Registrant has produced both gold and silver, which were sold by the Registrant to a refiner for "spot" market gold and silver prices. However, during the fiscal years 1984 through October 31, 2001 the Company has not operated its ore mill facility.

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

     The Registrant does not intend to engage in any exploratory oil or gas drilling on acreage with no known deposits of oil or gas for its own account, although if additional financing can be obtained it may engage in some development drilling to a limited extent depending upon the terms of future farm out, joint venture or similar arrangements which may be entered into. The Registrant with respect to any of its oil and gas leases has entered into no drilling commitments.

    The Registrant holds no patents, trademarks, licenses, franchises or concessions and does not consider such to be important to either of its business segments.

     The Registrant's mining operations may be considered to be seasonal to the extent properties are operated in areas where climatic conditions in the winter prevent access.

     The acquisition of mineral and oil and gas interests, particularly in the Rocky Mountain region, is extremely competitive. The Registrant anticipates that it will continue to encounter strong competition from many established companies with greater financial, personnel and informational resources. Competition from such companies, together with rising prices of some minerals, may escalate the cost of acquiring claims from others beyond the range of prices the Registrant can afford. If valuable mineral deposits are discovered on the Registrant's properties, their marketability will depend on numerous factors, including available equipment for which there is strong demand and other supplies of minerals.

     The Registrant has made no expenditures on, nor has it been connected with, either company-sponsored or customer-sponsored research and development.

 	Since the Registrant is engaged in the natural resources industry, environmental regulation may have a significant impact upon the Registrant's operations and may necessitate significant capital outlays which, in turn, may materially affect the earning power of the Registrant. Certain operations in the exploratory and production phase of mining and oil and gas exploration are potentially hazardous to the environment. The clearance of trails and exploratory drilling and mining in natural areas, as well as full-scale mining, are sources of environmental regulation; and reclamation requirements, including back grading, reseeding and fertilizing, must be
satisfied.  Groundwater pollution is also a potential problem.   Further, if
any secondary recovery methods are utilized which involve the construction of a plant or similar hardware to implement the recovery system, the environmental impact of such a system must be disclosed in an Environmental Impact Statement under the National Environmental Policy Act; and compliance with such Act could adversely affect future operations and revenues.
Although the Registrant does not anticipate that it will be the operator on any of its oil and gas leases, others who may drill and operate such properties will face possible environmental regulations, which could affect the Registrant's revenues.

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

     As of October 31, 2001, the Registrant employed one person, on a part time, as needed basis.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     The Registrant has no foreign operations.

Item 2.  Properties

Mining Properties

        Madison County, Montana

     The Registrant has acquired 31 patented lode-mining claims, comprising approximately 660 acres, in Madison County, Montana, adjacent to and in the vicinity of the 11 claims purchased from Rochester, which includes the Watseca Mine. There are no proven reserves on any of these properties.
Gross acreage does not allow for overlapping or conflicting claims. The claims are located in the Rochester Mining district, which is accessible by a county highway one and a half miles from Twin Bridges, Montana, and ten miles by a county-maintained road.

The Rochester Mining District and the Watseca Mine have been the subject of reports and maps prepared by government agencies and others and the Registrant has acquired the original assay records and underground maps pertaining to the past production history of the Watseca Mine from approximately 1898-1904.

	In addition to the Registrant's patented mining claims, the Registrant has in the past held possessory title to unpatented lode-mining claims under the mining laws of the United States and the laws of the state in which the claims are located. The Registrant incurred costs of $24,603 plus 1981 acquisition costs in association with the various unpatented lode-mining claims in Madison County, Montana. During fiscal year 2000 the Registrant elected not to continue the annual maintenance and required assessment work commitment of $6,600 required to maintain the sixty-six (66) unpatented claims, and hence the Registrant reduced it's mineral holdings in the Rochester Mining District by approximately 1,300 acres.

     The Watseca Mine was the most important in the Rochester Mining District for gold production. The Watseca lode was discovered in the late 1860's and production began in 1868, reaching full production in 1898. Assay and production records indicate the mine produced more than 89,873 ounces of gold until it was closed in 1904. From 1898-1904, the mine was continuously operated by the Watseca Gold Mining Company, with a reported average recovery of gold estimated at approximately 1.75 ounces per ton of ore. It should be noted that these production and recovery figures are based upon old records; the Registrant cannot ascertain the completeness or accuracy of these records. There is no assurance any underground mining, which the Registrant may at some later date conduct in this mine will yield any valuable mineralized material. Most of the ore mined before 1902 was treated by amalgamation, gravity concentration and primitive cyanidation in a nearby mill. During the latter part of 1902, a new and larger mill was constructed near the mine, but the mine was closed in late 1904 because an inefficient coal-fired pumping system was unable to keep the mine clear of water. Both of these old mills have been removed from the property.

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

(3) Purchased from Rochester Enterprises, Ltd. for $3,000,000 and 2,500,000 shares of restricted common Stock. The patented claims comprise 122 net acres, and include a 250-ton per day gravity flotation milling facility. The property is burdened by an aggregate 3.375% royalty and 3.375% net profits interests in the 11 claims and the mill, respectively, in which certain persons, including a former officer and director of the Company participate.

(4) Approximately 63,000 tons of dumps and 28,000 tons of tailings are located on the Watseca Trio Claim.

(5) Approximately 27,000 tons of tailings are located on the Concentrator claim.

(6) Approximately 32,000 tons of dumps are located on the Cleopatra claim.

 	Since fiscal year 2000 the Registrant has actively pursued the sale of all 31 patented mining claims comprising all of the Registrant's mining properties.

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

                                       *High bid         *Low bid

         11/01/99 - 01/31/00             $.063            $.010
         02/01/00 - 04/30/00             $.220            $.063
         05/01/00 - 07/31/00             $.100            $.007
         08/01/00 - 10/31/00             $.010            $.007
         11/01/00 - 01/31/01             $.010            $.007
         02/01/01 - 04/30/01             $.010            $.007
         05/01/01 - 07/31/01             $.100            $.007
         08/01/01 - 10/31/01             $.010            $.007

         *The above bid and ask prices are estimated by the Registrant based on the limited trading of the Company's securities.

     (b) Holders

     The number of record holders of the Registrant's common stock on October 31, 2001 was approximately 3,720.

     (c) Dividends

     The Registrant has paid no dividends with respect to its common stock. There are no contractual restrictions on the Registrant's present or future ability to pay dividends. The Registrant's Preferred Stock bears dividends at a rate of $.015 per share per annum (an annual aggregate of $373,627 as of October 31, 2001) and has full priority over dividends on the common stock. These dividends are cumulative and payable annually in cash, in shares of common stock or in kind, at the Registrant's option. Dividends of $.0l5 on the Preferred Stock were due on July 1, 1982, through 2001. The Registrant has deferred payment of these dividends ($7,472,536) until such time as revenues permit payment thereof. It is uncertain when, if ever, the Registrant will receive sufficient revenues, which will enable it to begin to pay the dividends on the Preferred Stock.

Item 6.  Selected Financial Data (1)


                               Years Ended October 31,

                        	 1997     1998   1999   2000    2001

Operating revenues      	 $ 57       88     11     14	     6
Interest expense          	    -        -      -      -       -
Net income (loss)            (1,745)      36    (30)   (34)	   (91)
Net income (loss) per share 	 (.02)      (*)    (*)    (*)     (*)
Total assets              	  828      794    771    729     647
Long-term debt                    -        -      -      -       -

* Less than $.01 per share.

(1) The selected financial data should be read in conjunction with the related financial statements and notes thereto included under Items 8, 14(a)(1) and (2), and 14(d).

(2) Loss per share is based on the weighted average number of shares of common stock and equivalents (Convertible Preferred Stock) outstanding during each year: (85,712,000 in 1997, 85,712,000 in 1998, 85,712,000 in 1999,
85,712,000 in 2000 and 85,712,000 in 2001).

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

Results of Operations

     The Registrant began operations on May 19, 1978 and is considered to be a mining company in the exploratory stage and has had no significant revenues. In 1984 the Company ceased gold extraction operations at its Rochester, Montana mining property. During 1988, with the receipt of funding from a stock purchase agreement, it resumed mineral exploration both at Rochester and elsewhere in North America and Australia. Despite detailed geologic investigations by the Company and by leading gold mining companies, there was insufficient encouragement from exploration results to warrant further investigations or activity at Rochester.

        The Registrant later became involved in waste management activities. Subsequent to October 31, 1991, and following the sale of the waste management interests in 1996, the Registrant has been inactive and has had limited receipts and expenditures.

        General and administrative expenses increased during fiscal year 2001 as compared to fiscal year 2000 primarily due to the Registrant's higher level of activity in evaluating various business opportunities during 2001.

        The Registrant plans to resume oil and gas exploration and production activities. In particular, the Company plans to seek out oil and gas properties in the rocky Mountain region of the U.S. and also in Australia.
To advance these plans, the Company will establish a representative office in Melbourne, Australia and Denver, Colorado.



Liquidity and Capital Resources

     The following table reflects the Registrant's working capital positions at October 2001 and 2000:

                              October 31, 2001       October 31, 2000
Current assets                  $  647  			   $   729
Current liabilities                  9  				   -
Working capital                    638   				 729
Current ratio                       71.9				   -




   Since ceasing milling operations at its Rochester, Montana property in 1984, the Registrant has evaluated this property and other mineral properties, as well as having pursued waste management activities. The waste management assets have been sold and the Registrant has placed its Rochester property on the market for sale.

   Management plans to use the funds from the sale of the waste management assets and the Rochester property to fund the Company's evaluation of oil and gas exploration and production opportunities. Plans for additional funding of these activities include attempting to obtain external funding either through the sale of the Company's common or preferred stock.


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

                                  PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

     (a, b, e)  Identification of Directors and Executive Officers and Their
                  Business Experience
Name                    Age        Position, Tenure and Business Experience

Ernest Geoffrey Albers   58         Chairman and Director of the Registrant
						since April 1988, Mr. Albers is a 1968
						graduate of the University of Melbourne,
						Victoria, Australia with a Bachelor of
						Law degree.  Since he commenced
						practice in 1969 as the principal
						of his own firm immediately upon
						admission as a barrister and
						solicitor of the Supreme Court of
						Victoria.  In 1978, Mr. Albers first
						became involved in oil exploration
						activities.  Subsequently, companies
						associated with him were directly
						involved in the discovery of the Olla Gas
						Condensate field in Bass Strait.  In
						1981, Mr. Albers formed Cue Energy
						Resources, NL (of which he remains a
						director) and through this company took a
						significant interest in the drilling of a
						number of offshore wells in New Zealand
						including the oil discovery well Moki-1,
						which is now part of the proposed Mari
						Oil Field development.  Cue Energy has
						been involved with development of the S E
						Gobi oil project and, more recently, made
						the Young oil and gas discovery in
						offshore Indonesia.  In 1983, Mr. Albers
						co-sponsored the formation of Southern
						Petroleum NL in New Zealand.  This
						company participated in the drilling of a
						number of wells in the offshore Teriyaki
						Basin.  Southern Petroleum subsequently
						farmed into the onshore Teriyaki Basin
						and made the Tarkio, Aurora and Wahiawa
						oil and gas discoveries.  Southern
						Petroleum became a successful producing
						company and was acquired by the Fletcher
						Challenge Group.  In 1995, Mr. Albers
						formed Timor Sea Petroleum NL and in
						1998, with Shell Oil, successfully
						drilled the Evans Shoal 2 gas discovery
						well in the Timor Sea.


William Ray Hill          50		President, Treasurer and Director since
						August 2001.  Mr. Hill founded Rocky
						Mountain Minerals, Inc. in 1978 and was


      					President and director from 1978 to 1995.
						Mr. Hill is President and Director of The
						Zonia Company, an Arizona real estate
						development company.  Mr. Hill is the
						founder and President of Geowest
						Corporation, which is involved in the
						development of a solid waste construction
						and demolition landfill.  In 1988 Mr.
						Hill founded Citizens Recycle &
						Collection, a solid waste hauling and
						Transfer Company, which was acquired by
						Waste Management, Inc. in 1996.

Richard Douglas Fraser    51        Director of the Registrant since April
						1988, Mr. Fraser obtained an
						Associateship in Mining Engineering
						from the Western Australian School
						of Mines in 1974.  He has had
						extensive practical experience in
						mine operations prior to obtaining
						a Western Australian First Class
						Mine Manager's Certificate of
						Competency in 1979 as a manager of a
						below ground mine for New South Wales
						in 1981.  Between 1975 and 1980 he was
						employed by the WA Department of Mines
						as a mining engineer - special inspector
						of mines.  Prior to establishing his own
						consultancy he was employed for two years
						by Newmont Holdings including a period as
						certified quarry manager and assistant
						to the manager at the Telfer Mine.  In
						1982 he established his consultancy,
						Fraser Mining and Construction Pty.
						Ltd., which has carried out consulting
						projects in all states of Australia and
						has been instrumental in establishing
						new mines in the Solomon Islands and
						Ghana.  In 1986 he formed the Federation
						Resources Group, which plans to develop
						new mines at Rushworth and Costerfield
						in Victoria.  Mr. Fraser is an associate
						member of the Australian Institute of
						Mining and Metallurgy.


     (c) Identification of Certain Significant Employees

     None

     (d) Family Relationships

     None

     (f) Involvement in Certain Legal Proceedings

     None

   	(g) Promoters and Control Persons

     Not applicable.


Item 11.  Executive Compensation

     (a)(1) Cash Compensation

     Cash compensation for the each of the three fiscal years in the period ended October 31, 2001 was as follows:


      Name of
individual or number            Capacities in                   Cash
of persons in group             which served                compensation

   All executive                Officers and/or            2001   $22,900
officers as a group              directors		     2000   $18,000
   (two persons)							     1999   $12,000

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

        (e) Termination of Employment and Change of Control Arrangement

     None.

Item l2.  Security Ownership of Certain Beneficial Owners and Management

     (a), (b) Security Ownership of Certain Beneficial Owners and Management

     The following table shows the security ownership of those persons known by the Registrant to be the beneficial owners of more than five percent of the Registrant's common stock and of the directors, and the officers and directors as a group as of October 31, 2001:

                                                                   Amount and
                                             Nature of               percent
Title of       Name and address              beneficial                of
class         of beneficial owner            ownership (1)          class (5)

 $.001 par      Ernest Geoffrey Albers      10,593,400 (2)           11.07%
value common    P. O. Box 46
  stock         Nagambie 3608
                Victoria, Australia

 $.00l par      Richard Douglas Fraser          50,000 (3)             .05%
value common    80 O'Shanassy Street
   stock        Sunbury 3429
                Victoria, Australia

 $.001 par      Richard Bain                 6,260,334                6.54%
value common    5801 Lumberdale #243
  stock         Houston, Texas 77092

 $.001 par      Don Knaute                   6,360,000                6.66%
value common    19505 FM #149
  stock         Houston, Texas 77070


 $.001 par      William Ray Hill             5,797,556 (4)            6.10%
value common    2480 North Tolemac
  stock         Prescott, AZ  86305

Officers and directors      16,440,956               17.22%
as a group (three persons)

1)	Unless indicated otherwise, the beneficial owners exercise sole voting and investment power.

2)	Mr. Geoffrey Alber's shares of common stock are owned indirectly by Mr.
Albers through companies he is affiliated with.

3)	Mr. Richard Fraser's shares of common stock are owned indirectly through a company, which he is affiliated with.

4)	Includes Mr. Hill's 2,118,890 shares of Preferred Stock, which is convertible into 847,556 shares of Common Stock.

5)	Percent of class is computed by dividing the sum of the shares of common stock actually owned and the shares of common stock issuable upon conversion of the Convertible Preferred Stock by the sum of the number of shares of common stock actually outstanding and the number of shares of common stock issuable upon conversion.

6)	The beneficial owners exercise sole investment power.

7)	The Convertible Preferred Stock is convertible into shares of common stock at the rate of .40 share of common stock for each share of Convertible Preferred Stock.

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

Item 13.  Certain Relationships and Related Transactions

     (a) Transactions with Management and Others

     On July 17, 1987 the Registrant entered into a stock purchase agreement (the "Stock Purchase Agreement") with Quillium Nominees Pty., Ltd., a Victorian corporation ("Quillium ") for the sale of 33,333,000 shares of the Registrant's common stock for $1,000,000 ($.03 per share). The Registrant also agreed to grant Quillium an option ("Quillium Option") to acquire 33,333,000 shares of its common stock at a price of $.05 per share, which option expired on January 31, 1991. Under the Stock Purchase Agreement the Registrant has agreed to register the 33,333,000 shares issued to Quillium upon the request of the then holders of 50% of such shares. Ernest Geoffrey Albers wholly owns Nominees Pty., Ltd., a company incorporated in Victoria, Australia. The company has from time to time acted as custodian and trustee for Mr. Albers' investment interests. In connection with the Stock Purchase Agreement, Quillium acted on behalf of Great Missenden Group Pty., Ltd., an investment company located in Victoria, Australia, and which Mr. Albers owns.

     On April 22, 1988 the Stock Purchase Agreement was consummated with Quillium Nominees Pty., Ltd., with shareholder approval. Mr. Albers, David Bruce Hill and Richard Douglas Fraser were elected to the Registrant's Board of Directors. (See "Item 10").

     (b) Certain Business Relationships

     The Registrant acquired a 38% equity interest in Zonia Landfill, Inc., a company affiliated with certain of its officers/directors and significant shareholders. The equity interest acquired by this Company represented net cash advances to Zonia of $198,000. Zonia Landfill, Inc. is engaged in the solid waste management business that operates a transfer/recycle facility and garbage collection business. Zonia Landfill, Inc. sold its operations to USA Waste Systems, Inc. and the Registrant received 8,097 shares of USA

Waste Common Stock for its interest. USA Waste Services is a NYSE listed company. The Company sold its shares of USA Waste during 1997 and 1998 for an aggregate of $368,000.

   (c) Indebtedness of Management

     None

   (d) Transactions with Promoters

     Not applicable.

                              PART IV

Item l4.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as a part of this Report immediately following the signature page.



                                                                        Page
                                                                       Number
1.  Financial Statements

     Report of Independent Certified Public Accountants		    	F-1

Balance Sheet - October 31, 2001 and 2000                         	F-2

     Statement of Operations - Years Ended
        October 31, 1999, 2000 and 2001 and                           	F-3
        Cumulative Amounts from Inception
        (May 19, 1978) to October 31, 2001

     Statements of Stockholders' Equity -                             	F-5
        For the Period from Inception
           (May 19, 1978) to October 31, 2001.

     Statement of Cash Flows -
        Years ended October 31, 1999, 2000 and 2001                   	F-10
        and Cumulative Amounts from Inception
        (May 19, 1978) to October  31, 2001.

     Notes to Financial Statements                                    	F-12

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)






                              FINANCIAL STATEMENTS




               FOR THE YEARS ENDED OCTOBER 31, 1999, 2000 AND 2001



                                      WITH



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Rocky Mountain Minerals, Inc.



We have audited the accompanying balance sheet of Rocky Mountain Minerals, Inc. as of October 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Minerals, Inc. as of October 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



   Denver, Colorado
   January 2, 2002                              CAUSEY DEMGEN & MOORE INC.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                           October 31, 2000 and 2001

                                     ASSETS


(Dollar amounts in thousands)

                                                           	2000      	2001
                                                            ----       	----
Current assets:
   Cash and cash equivalents                              	$229       	$139
   Assets held for sale - net (Note 2)				 500       	 500
   Prepaid expenses and deposits					   -       	   8
                                                          	----       	----

    Total current assets                                   	$729        $647
                                                            ====       	====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        	$   -      $   9

Commitments and contingencies (Notes 5, 8 and 9)

Stockholders' equity (Notes 2, 4 and 5):
   Preferred stock, $.05 par value, $.015 cumulative
    dividends, convertible; 44,000,000 shares authorized,
    24,908,450 shares issued and outstanding (aggregate
    liquidating preference - $9,963)                       	1,245     	1,245
   Common stock, $.001 par value; 250,000,000 shares
    authorized, 85,712,039 shares issued and outstanding       86          86
   Capital in excess of par value                          	4,373     	4,373
   Deficit accumulated during the development stage        (4,975)     (5,066)
                                                            -----      -----

    Total stockholders' equity                                729         638
                                                            -----       -----

                                                           $  729      $  647
                                                           ======      ======




                            See accompanying notes.
                                      F-2

ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the years ended October 31, 1999, 2000 and 2001 and Cumulative Amounts from Inception (May 19, 1978) to October 31, 2001
(Dollar amounts in thousands)
				 												     Cumulative amounts
                                                                 For the year ended October 31,        from inception
                                                                  1999         2000         2001       (May 19, 1978)
                                                                  ----         ----         ----     ------------------
                                                                                              		  (Unaudited)

Revenues:
   Interest                                                        $11         $ 14         $  6              $ 281
   Royalty and lease bonus                                           -            -            -                211
   Gain on sale of machinery and equipment                           -            -            -                100
   Gain on sale of mining claims                                     -            -            -                 12
   Gain on sale of undeveloped oil and gas properties                -            -            -                 35
   Milling-custom                                                    -            -            -                 14
   Gold and silver sales                                             -            -            -                177
   Equity in subsidiary earnings (losses) (Note 3)                   -            -            -                (96)
   Gain on sale of securities (Note 3)                               -            -            -                137
                                                                   ---          ---          ---              -----
                                                                    11           14		     6                871
Costs and expenses:
   Write-down of mill  and mineral interests (Note 2)                -            -            -              2,933
   Loss on disposal of equipment and assets held for sale
     (Note 2)                                                        -            -            -                 34
   Cost of milling                                                   -            -            -                260
   General and administrative                                       41           48           97              2,446
   Abandonment of non-producing mineral interests                    -            -            -                 76
   Depreciation, depletion and amortization                          -            -            -                286
   Interest                                                          -            -            -                804
                                                                   ---          ---          ---              -----
                                                                    41           48           97              6,839
                                                                   ---          ---          ---              -----
Loss before extraordinary item                                     (30)         (34)         (91)            (5,968)

                         (Continued on following page)
                             See accompanying notes.
                                      F-3

ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the years ended October 31, 1999, 2000 and 2001 and Cumulative Amounts from Inception (May 19, 1978) to October 31, 2001
                        (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                                     Cumulative amounts
                                                                 For the year ended October 31,        from inception
                                                                  1999         2000         2001       (May 19, 1978)
                                                                  ----         ----         ----     ------------------
                                                                                              		   (Unaudited)

Extraordinary gain on extinguishment of debt                         -            -            -                902
                                                                   ---          ---          ---              -----

   Net loss (Note 6)                                 			$(30)        $(34)        $(91)           $(5,066)
                                                                  ====         ====         ====            =======

Basic loss per common share (Note 7):
   Loss before extraordinary item                                 $ (*)        $ (*)        $ (*)           $ (0.10)
   Extraordinary gain on extinguishment of debt                      -            -            -               0.02
                                                                  ----         ----         ----            -------

    Basic net loss per common share                     		$ (*)        $ (*)        $( *)           $ (0.08)
                                                                  ====         ====         ====            =======

*Less than $.01 per share

                            See accompanying notes.
                                      F-4



ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from Inception (May 19, 1978) to October 31, 2001

Information pertaining to the period from Inception (May 19, 1978) to October 31, 1998 is unaudited
(Dollar amounts in thousands)
                                                                                                                Deficit
                                                                                                               accumulated
                                                                                                 Capital in    during the
                                                        Preferred stock       Common stock        excess of    development
                                                       Shares      Amount    Shares     Amount     par value      stage
                                                       ------      ------    ------     ------    ----------    -----------
                                                                                                              Unaudited
Issuance of common stock:
   For undeveloped mineral interest at $.10 per
    share in 1978                                         -          $ -       45,000      $ -         $ 4           $ -
   For undeveloped mineral interest and services
    at $.10 per share in 1978                             -            -       20,000        -           2             -
   To a director for cash and royalty interest in oil
    lease at $.0125 per share in 1978                     -            -    1,000,000        1          12             -
   For cash:
    at $.025 per share, pursuant to private
    placement memorandum in 1978 and 1979                 -            -    3,467,000        3          83             -
    at $.0125 per share in 1978                           -            -      800,000        1           9             -
   To officers and directors for cash and use of
    library at $.003 per share in 1979                    -            -    4,500,000        5           9             -
   For undeveloped mineral and oil and gas
    interests at $.12 per share in 1979                   -            -       80,000        -          10             -
   For cash at $.10 per share, pursuant to public
    offering, less $187,696 issue costs in 1979           -            -   12,000,000       12       1,000             -

Sale of common stock at $.28225 per share
   pursuant to private placement memorandum
   in 1980 (Note 2)                                       -            -    1,400,000        1         394             -

                         (Continued on following page)
                             See accompanying notes.



ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from Inception (May 19, 1978) to October 31, 2001

Information pertaining to the period from Inception (May 19, 1978) to October 31, 1998 is unaudited
(Continued from preceding page)
(Dollar amounts in thousands)
                                                                                                                Deficit
                                                                                                             accumulated
                                                                                                 Capital in    during the
                                                        Preferred stock       Common stock        excess of    development
                                                       Shares      Amount   Shares     Amount     par value      stage
                                                       ------      ------   ------     ------    ----------    -----------
																  		   (Unaudited)
Issuance of common stock:
   For cash and services at $.1925 per share
    in 1981                                                 -          -     200,000       -          38             -
   For extended option at $.125 per share in 1981           -          -     100,000       -          12             -

Issuance of preferred stock for cash at $.10 per
   share pursuant to a public offering, less
   $514,000 issue costs in 1982 (Note 4)           30,000,000      1,500           -       -         986             -

Issuance of common stock:
   Partial consideration for mining property at
    $.10 per share in 1982 (Note 2)                         -          -   2,500,000       3         248             -
   For extended purchase option at $.1875 per
    share in 1982 (Note 2)                                  -          -      30,000       -           6             -
   To an officer for debt settlement at $.04 per
    share in 1982                                           -          -     250,000       -          10             -
   For cash at $.01 per share in 1982                       -          -     250,000       -           2             -
   For services at $.10 per share in 1983                   -          -      30,000       -           3             -
   For services at $.03 per share in 1983                   -          -     250,000       -           7             -

Conversion of preferred stock into common stock
   in 1983                                         (1,974,700)       (99)    789,880       1          98             -


                          (Continued on following page)
                            See accompanying notes.
                                      F-6

ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from Inception (May 19, 1978) to October 31, 2001

Information pertaining to the period from Inception (May 19, 1978) to October 31, 1998 is unaudited
                        (Continued from preceding page)
 				(Dollar amounts in thousands)
                                                                                                                Deficit
                                                                                                               accumulated
                                                                                                 Capital in    during the
                                                        Preferred stock       Common stock        excess of    development
                                                       Shares      Amount   Shares     Amount     par value      stage
                                                       ------      ------   ------     ------    ----------    -----------
																		   (Unaudited)
Issuance of common stock for cash at $.075 per
   share, in a private placement in 1984                    -           -   1,000,000       2           74              -

Conversion of preferred stock into common stock
   in 1984                                             (5,500)          -       2,200       -            -              -

Issuance of common stock:
   To an officer and director for services valued
    at $.01 per share in 1986                               -           -   3,000,000       3           27              -
   For settlement of debt at $.015 per share in 1987        -           -     200,000       -            3              -
   For cash at $.0167 per share, pursuant to
    private placement in 1987                               -           -  10,975,000      11          172              -
   To an officer and director for royalty interest at
    $.01 per share in 1987 (Note 2)                         -           -     500,000       1            4              -
   To an officer and director and shareholder for
    past services at $.01 per share in 1987                 -           -   2,900,000       3           26              -
   For settlement of debt in 1987:
    at $.015 per share                                      -           -   1,933,334       2           27              -
    at $.03 per share                                       -           -     400,000       -           12              -
    at $.02 per share                                       -           -      97,085       -            2              -
Conversion of preferred stock into common
   stock in 1987                                     (250,000)        (12)    100,000       -           12              -

                         (Continued on following page)
                             See accompanying notes.
                                      F-7

ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from Inception (May 19, 1978) to October 31, 2001

Information pertaining to the period from Inception (May 19, 1978) to October 31, 1998 is unaudited

                        (Continued from preceding page)
(Dollar amounts in thousands)
                                                                                                                Deficit
                                                                                                               accumulated
                                                                                                 Capital in    during the
                                                        Preferred stock       Common stock        excess of    development
                                                       Shares      Amount   Shares     Amount     par value      stage
                                                       ------      ------   ------     ------    ----------    -----------
																		   (Unaudited)

Capital contribution of equipment by an officer
   and director in 1987                                    -          -            -          -           1             -

Issuance of common stock:
   To an officer and director for past services
    valued at $.03 per share in 1988                       -          -      500,000          1          14             -
   For cash at $.03 per share, pursuant to stock
    purchase agreement, net of offering costs of
    $60,797 in 1988 (Note 5)                               -          -   33,333,000         33         906             -
   To officers, directors and other individuals for
    royalty interests at $.01 per share in 1988 (Note 2)   -          -    1,925,000          2          17             -
Conversion of preferred stock into common stock
   in 1988                                        (1,253,325)       (63)     501,330          1          62             -

Cancellation of common stock in 1989                       -          -      (10,000)         -           -             -

Conversion of preferred stock into common stock
   in 1989                                           (20,000)        (1)       8,000          -           1             -

Conversion of preferred stock into common stock
   in 1990                                          (256,025)       (13)     102,410          -          13             -

                         (Continued on following page)
                             See accompanying notes.
                                      F-8

ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from Inception (May 19, 1978) to October 31, 2001
Information pertaining to the period from Inception (May 19, 1978) to October 31, 1998 is unaudited
                        (Continued from preceding page)
				(Dollar amounts in the thousands)
     Deficit
                                                                                          			     accumulated
                                                                                                   Capital in     during the
                                                       Preferred stock         Common stock        excess of     development
                                                       Shares      Amount      Shares     Amount     par value      stage
                                                       ------      ------      ------     ------    ----------    ----------
                                                	                                                           (Unaudited)
Conversion of preferred stock into common
    stock in 1991                                     (635,000)        (32)       254,000      -          32              -

Conversion of preferred stock into common stock
    in 1992                                           (697,000)        (35)       278,800      -          35              -

Net loss for the period from inception to October
    31, 1998                                                 -           -              -      -           -         (4,911)
                                                    ----------      ------     ----------    ---      ------       --------

Balance, October 31, 1998(unaudited)		    24,908,450       1,245     85,712,039     86       4,373         (4,911)

Net loss for the year ended October 31, 1999              -           -              -      -           -            (30)
                                                    ----------      ------     ----------    ---      ------       --------
Balance, October 31, 1999                           24,908,450       1,245     85,712,039     86       4,373         (4,941)

Net loss for the year ended October 31, 2000              -            -             -      -           -            (34)
                                                    ----------      ------     ----------    ---      ------       --------
Balance, October 31, 2000                           24,908,450       1,245     85,712,039     86       4,373         (4,975)

Net loss for the year ended October 31, 2001             -           -              -      -           -            (91)
                                                    ----------      ------     ----------    ---      ------       --------
                                                   $24,908,450      $1,245     85,712,039    $86      $4,373       $ (5,066)
Balance, October 31, 2001                           ==========      ======     ==========    ===      ======       =========

                            See accompanying notes.

ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the years ended October 31, 1999, 2000 and 2001 and Cumulative  Amounts from Inception (May 19, 1978) to October 31,
2001


(Dollar amounts in thousands)
                                                                                              Cumulative
                                                                                             amounts from
                                                                                              inception
                                                          1999        2000        2001      (May 19, 1978)
                                                          ----        ----        ----      --------------
                                                                                             (unaudited)

Cash flows from operating activities:
   Net loss                                                   $(30)      $(34)      $ (91)        $(5,066)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Loss from subsidiary                                       -          -          -               96
      Depreciation, depletion and amortization                   -          -          -              286
      Write-down of mill and mineral interests                   -          -          -            2,933
      Abandonment of non-producing mineral interests             -          -          -               76
      Gain on sale of mineral interests and oil and gas
       properties                                                -          -          -              (57)
      Gain on disposal of machinery and equipment                -          -          -              (73)
      Amortization of deferred revenue                           -          -          -              (24)
      Advance royalties                                          -          -          -               28
      Issuance of common stock for services                      -          -          -              105
      Change in assets and liabilities:
       Increase in prepaid expenses and deposits                 -          -         (8)              (8)
       Increase (decrease) in accounts payable                   7         (8)         9                9
                                                               ---        ---        ---            -----

         Total adjustments                                       7         (8)         1            3,371
                                                               ---        ---        ---            -----

         Net cash used in operating activities                 (23)       (42)       (90)          (1,695)

                         (Continued on following page)
                             See accompanying notes.


ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the years ended October 31, 1999, 2000 and 2001 and Cumulative  Amounts from Inception (May 19, 1978) to October 31,
2001
                        (Continued from preceding page)
(Dollar amounts in thousands)
                                                                                              Cumulative
                                                                                             amounts from
                                                                                              inception
                                                           1999          2000        2001       (May 19, 1978)
                                                           ----          ----        ----      --------------
                                                                                                (unaudited)
Cash flows from investing activities:
   Maturity (purchase) of certificates of deposit          (200)          200          -              -
   Proceeds from sale of mineral interests, oil and gas
    properties and equipment                                  -             -          -            238
   Decrease in advances and investment in affiliates          -             -          -            175
   Acquisition of:
    Mineral interests and oil and gas properties              -             -          -         (3,414)
    Mill and equipment                                        -             -          -           (395)
    Other                                                     -             -          -            (58)
                                                            ---           ---        ---         ------

   Net cash provided by (used in) investing activities     (200)          200          -         (3,454)

Cash flows from financing activities: Proceeds from the sale of:
    Common stock - net                                        -             -          -          2,802
    Preferred stock - net                                     -             -          -          2,486
                                                            ---          ----        ---         ------

   Net cash provided by financing activities                  -             -          -          5,288
                                                            ---          ----        ---          -----

Increase (decrease) in cash                                (223)          158        (90)           139

Cash and cash equivalents at beginning of period            294            71        229              -
                                                            ---          ----       ----          -----
Cash and cash equivalents at end of period                 $ 71         $ 229       $139          $ 139
                                                           ====          ====       ====          =====

                            See accompanying notes.
                                      F-11

ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 1999, 2000 and 2001


1. Organization and summary of significant accounting policies

Organization:

Rocky Mountain Minerals, Inc. (the Company) was incorporated on February 21,1974, and began operations on May 19, 1978 (inception) and is considered to be a mining company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the acquisition of mineral interests, oil and as properties and leases, financing activities, and initiated milling of the Company's mine tailings in 1983. During the year ended October 31, 1982, the Company disposed of the majority of its oil and gas properties. In January 1984, the Company discontinued milling. Subsequent to October 31, 1991, the Company has been inactive and has had limited receipts and expenditures.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Significant items subject to such estimates and assumptions include the carrying value of assets held for sale and of long-lived assets. Actual results could differ from those estimates.

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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1999, 2000 and 2001


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

Impairment of long-lived assets:

The Company evaluates the potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company annually reviews the amount of recorded long-lived assets for impairment. If the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, the Company will recognize an impairment loss in such period.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality financial institutions.

Unaudited financial statements:

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations and cash flows for the period from inception (May 19, 1978) to October 31, 2001.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1999, 2000 and 2001


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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1999, 2000 and 2001


4. Preferred stock

During fiscal 1981, the stockholders voted to amend the Articles of Incorporation to authorize the issuance of preferred stock having a par value of $.05. The Board of Directors designated 44,000,000 shares of the preferred stock as $.015 cumulative convertible preferred stock (hereinafter referred to as "preferred stock"). The holders of the preferred stock are entitled to receive $.015 per share annual dividends, and $.10 per share, plus accrued but unpaid dividends, upon liquidation, dissolution or winding up of the Company. The dividends are payable annually if and when declared by the Board of Directors only from earned surplus. Cumulative dividends in arrears as of October 31, 2001 amount to $7,472,536 ($.30 per share). Each share of the preferred stock is convertible by the holder, at his option, into .4 shares of common stock. The preferred stock may be called for redemption at $.15 per share, plus accrued but unpaid dividends.

5. Common stock

In connection with a stock purchase agreement consummated on April 22, 1988, with Quillium Nominees Pty., Ltd. (Quillium) pursuant to which 33,333,000 shares of the Company's restricted common stock were issued, the Company agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, for the 33,333,000 shares issued under the agreement. This has not been performed as of October 31, 2001.

6. Income taxes

At October 31, 2001, the Company had net operating loss carryforwards for tax purposes of approximately $1,743,000. If not used to offset future taxable income, the carryforwards will expire as follows:


          Fiscal Year of expiration       Amount
          -------------------------       ------
                  2002                   $ 484,000
                  2003                     226,000
                  2004                     215,000
                  2005                     194,000
                  2006                      78,000
                  2007                      98,000
                  2008                      33,000
                  2010                     109,000
                  2011                      25,000
                  2012                     126,000
                  2020                      30,000
                  2021                      34,000
			2022				  91,000

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1999, 2000 and 2001

6.	Income taxes (continued)

At October 31, 2000 and 2001, total deferred tax assets and valuation allowances are as follows:


       Deferred tax assets resulting      2000             2001
                                          ----             ----
          Net operating loss           $   747,000   $  610,000
          Write-down of assets held        612,000      612,000
                                       -----------   -----------
              Total                      1,359,000	1,222,000
          Less valuation allowance      (1,359,000)  (1,222,000)
                                       -----------   -----------
                                       $         -   $         -
                                       ===========   ===========
A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

7. Basic loss per common share

Basic loss per common share is based on the weighted average number of shares of common stock outstanding during each year, 85,712,000 shares in 1999, 2000 and 2001 and 59,827,000 shares for the period from May 19, 1978 through October 31, 2001.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 1999, 2000 and 2001


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

9. Related party transactions

In 1994, the Company entered into an agreement to reimburse its President for office space and overhead. Total amounts paid and payable to the President for office usage during the three years ended October 31, 2001 were $2,700 in 1999 and 2000 and $5,400 in 2001.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN MINERALS, INC.
                               BY:    /s/ W. Ray Hill
                                   W. Ray Hill, President

DATED:  January 11, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATED:  January 11, 2002       BY:   /s/  W. Ray Hill
                                   W. Ray Hill, Treasurer and Director
                                   (Principal Executive, Financial and
                                    Accounting Officer)

DATED: January 11, 2002        BY:    /s/  E. Geoffrey Albers
                                   E. Geoffrey Albers, Director

DATED: January 11, 2002        BY:    /s/ Richard Fraser
                                   Richard Fraser, Director