Form 10-Q
period 2002-01-31
ROCKY MOUNTAIN MINERALS INC
filed 2002-03-08
CIK 312583

FORM 10-Q

		    SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

			OR

  / / 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	FOR THE TRANSITION PERIOD FROM _____ TO _____

	Commission file number: 0-9060

		ROCKY MOUNTAIN MINERALS, INC.
	(Exact name of Registrant as specified in its charter)

           Wyoming                   		83-0221102
(State or other jurisdiction of           (IRS Employer Identification
 incorporation or organization)                Number)

		836 Monroe Street,   Denver, CO  80206
	(Address of principal executive offices and Zip Code)

			(303) 831-7373
		Registrant's telephone number

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:Yes /X/ No / /



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                   Outstanding at January 31, 2002
Common stock, $.001 par value           85,712,039 shares

			ROCKY MOUNTAIN MINERALS, INC.

			     INDEX TO FORM 10-Q

							PAGE
PART 1.		FINANCIAL INFORMATION

Item 1.		Financial Statements

		Balance Sheets, October 31, 2001
		and January 31, 2002	. . . . . . . 	 1-2

		Statement of Operations for the
		Three Months ended January 31,
		2002 and 2001		. . . . . . .	   3

		Statement of Cash Flows Three
		Months Ended January 31, 2002
		and 2001		. . . . . . .	   4

		Notes to Financial Statements . . . . 	   5


Item 2.		Management's  Discussion and Analysis
		of Financial Condition and
		Results of Operations	. . . . . . .	  6-7


PART II.	OTHER INFORMATION

Item 6.		Exhibits and Reports on Form 8-K. . .	   8

		Signatures		. . . . . . .	   8

		PART 1. FINANCIAL INFORMATION


ITEM 1.			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)



			BALANCE SHEET
			(Unaudited)

			     ASSETS

(Amounts in thousand, except per share data)
                           October 31, 			 January 31,
                                2001	     		    2002
                          (Audited)    			 (Unaudited)
ASSETS
Current Assets:
   	Cash                 $    139     		 $   110
  	Assets held for sale      500           	     500
        Deposits                    8	                       4
	                   __________                     _______
        Total current assets      647			      614



                           __________   	       __________
TOTAL ASSETS                 $    647			 $    614














				See accompanying notes.

					(1)

				ROCKY MOUNTAIN MINERALS, INC.
				(A Development Stage Company)

					BALANCE SHEET
					(Unaudited)

			LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
                           October 31,    		January 31,
                              2001          		   2002
                           (Audited)     		(Unaudited)


Total liabilities
   Accounts payable    	     $          9	    $       13

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 24,908,450 shares
     issued and outstanding         1,245          	 1,245

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     85,712,039 shares issued and
     outstanding                       86                   86

   Capital in excess of par value   4,373         	 4,373
   Deficit accumulated during the
     development stage             (5,066)        	(5,103)
                               __________     	     _________

Total stockholder's equity            638           	   601
                               __________    	     _________

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY          $       638         $        614


			See accompanying notes.

				(2)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)

			STATEMENT OF OPERATIONS
				(Unaudited)

       				For the Three Months
				Ended January 31,
                                2001           		2002





Revenues:
  Interest                    $	     3          $        -
                                ______             _______
                                     3        		 -

Costs and expenses:
  General and administrative   	     5          	37
  Depreciation, depletion
   and amortization            	     -      		 -
  Interest                	     -    		 -
                    		______             _______

Net loss (Note 2)   	      $     (2)	         $     (37)

		    		 =====    	    ======

Loss per share (Note 3):      $      *           $       *


*Less than $0.01 per share.










			See accompanying notes.
				(3)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)

			  STATEMENT OF CASH FLOWS
				(Unaudited)

				   ASSETS
                          	           For the Three Months
                               			January 31,
                                          2001         	      2002

Cash flows from operating activities:
 Net loss                            $   (2)    	  $   (37)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
 Depreciation, depletion
  and amortization                        -                     -
 Changes in assets and liabilities:
 Decrease in prepaid expenses
  and deposits			          -		        4
 Increase in accounts payable     	  -                     4
 Net cash used in operating          ______		   ______
  activities			         (2)		      (29)
				     ______		   ______
Cash flows from investing activities:
 Acquisition of property and
  equipment			          -   		        -
				      _____		   ______
Net cash from investing activities        -     	        -
				     ______		   ______

Cash flows from financing activities:
 Proceeds from payment on long
  term debt                   	          -        	        -
				     ______		   ______
 Net cash from financing activities       -       	        -
				     ______		   ______
Decrease in cash 		         (2)      	      (29)

Cash at beginning of period             229   		      139

Cash at end of period            $      227    	        $     110
 	                              =====    		    =====

			See accompanying notes.
				(4)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


1)	The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended January 31, 2002 and January 31, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2001 as filed with the Securities and Exchange Commission.

2)	No provision for income taxes is required for the period ended
January 31, 2002 or 2001, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

3)	Loss per share is based on the weighted average number of
shares of common stock outstanding during the three months ended
January 31, 2002 and 2001, 85,712,000 shares.















				(5)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

The Registrant began operations on May 19, 1978 and is considered to be a mining company in the exploratory stage and has had no significant revenues. In 1984 the Company ceased gold extraction operations at its Rochester, Montana mining property. During 1988, with the receipt of funding from a stock purchase agreement, it resumed mineral exploration both at Rochester and elsewhere in North America and Australia. Despite detailed geologic investigations by the Company and by leading gold exploration companies, there was insufficient encouragement from results to warrant further investigations at Rochester.
The Registrant later became involved in waste management activities. Subsequent to October 31, 1991, and following the sale of the waste management interests, the registrant has had limited receipts and expenditures.

General and administrative expenses increased for the three months ending January 31, 2002 as compared to the three months ended January 31, 2001 primarily due to the Registrant's higher level of activity in evaluating various business opportunities during 2002.

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








				(6)

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
























				(7)

PART II.  OTHER INFORMATION

ROCKY MOUNTAIN MINERALS, INC.


Item 6. Exhibits and Reports on Form 8-K.

(a) 	Exhibits.   None.

(b)     Reports on Form 8-K.    There were no reports filed by the
	Registrant on Form 8-K for the quarter ended January 31, 2002.









SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              	 ROCKY MOUNTAIN MINERALS, INC.
                                 (Registrant)





Date:  March 08, 2002            By:  /s/  W. Ray Hill
				  W. Ray Hill
                                  Principal Financial Officer


Date:  March 08, 2002            By:  /s/  W. Ray Hill
				  W.  Ray Hill
                                  Principal Executive Officer


                                    (8)