Form 10-Q
period 2002-04-30
ROCKY MOUNTAIN MINERALS INC
filed 2002-06-03
CIK 312583

FORM 10-Q

		SECURITIES AND EXCHANGE COMMISSION
		    Washington, D.C.  20549

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002.

                             OR

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _______  TO _______

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

			(928) 778-1450
		(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days:    Yes   / X /     No   /   /



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                Outstanding at April 30, 2002
Common stock, $.001 par value        85,712,039 shares

		   ROCKY MOUNTAIN MINERALS, INC.

			INDEX TO FORM 10-Q

							PAGE
PART 1.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheets,  October 31, 2001 and
	April 30, 2002 		  . . . . . . . .      1 - 2

	Statements of Operations for the
	Six Months and Three Months
	ended April 30, 2002 and 2001	. . . . .        3

	Statements of Cash Flows Six Months
	Ended April 30, 2002 and 2001	. . . . .        4

	Notes to Financial  Statements	. . . . .        5


Item 2.	Management's Discussion and Analysis
	of Financial Condition and
	Results of  Operations		. . . . .      6 - 7


PART II.  OTHER INFORMATION

Item 6.	Exhibits  and Reports on Form 8-K . . . .        8

	Signatures			. . . . .        8

		PART I.  FINANCIAL INFORMATION

ITEM 1.		ROCKY MOUNTAIN MINERALS, INC.
		(A Development Stage Company)

			BALANCE SHEET
			  (Unaudited)

			    ASSETS

	(Amounts in thousand, except per share data)
                       		 October 31, 	 April 30,
                                    2001	    2002
                                  (Audited)    	(Unaudited)
ASSETS
Current Assets:
   	Cash                    $    139     	$    72
  	 Assets held for sale        500            500
             Deposits                  8	      4
	                        ________        _______
            Total current assets     647            576



                                ________        _______
TOTAL ASSETS                    $    647        $   576

















			See accompanying notes.

				(1)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)

				BALANCE SHEET
				 (Unaudited)

			LIABILITIES AND STOCKHOLDERS' EQUITY

		 (Amounts in thousands, except per share data)
               		     October 31,            April 30,
                                2001          	     2002
                     	      (Audited)            (Unaudited)


Total liabilities
   Accounts payable         	  $     9	    $       -

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 24,908,450 shares
     issued and outstanding         1,245          	 1,245

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     85,712,039 shares issued and
     outstanding                       86                   86

   Capital in excess of par value   4,373         	 4,373
   Deficit accumulated during the
     development stage             (5,066)        	(5,128)
                                __________     	      _________

Total stockholder's equity            647           	   576
                                __________    	      _________


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY           $      647             $    576


			See accompanying notes.

				(2)

		ROCKY MOUNTAIN MINERALS, INC.
		(A Development Stage Company)

		   STATEMENT OF OPERATIONS
			(Unaudited)

		     For the Six Months        For the Three Months
		      Ended April 30,	        Ended April 30,
                     2001          2002        2001	     2002





Revenues:
  Interest       $      5             -		$     2	          -
                   _______      _______  	_______	     ______
  	                5             -     	      2	          -

Costs and expenses:
  General and
   administrative      26	     62		     21          25

                   _______      _______         _______	     ______

Net loss (Note 2) $   (21)	    (62)            (19)	(25)




Loss per share
  (Note 3):       $     *       $     * 	$     *     $      *
      		  =======       ======= 	=======      =======




*Less than $0.01 per share.







			See accompanying notes.
				(3)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)

			   STATEMENT OF CASH FLOWS
				(Unaudited)

				   ASSETS

 				For the Six Months Ended April 30,
				     2001		2002

Cash flows from operating activities:
   Net loss            		 $   (21)    		$    (62)
   Adjustments to reconcile net
   loss to net cash used in
      operating activities:
     Depreciation, depletion
       and amortization                -          	       -
     Changes in assets and liabilities:
     Decrease in prepaid expenses
	and deposits		       -		       4
     Decrease in accounts payable      -        	      (9)
				  ______		  ______
   Net cash used in operating
	activities	             (21)		     (67)
				  ______		  ______
Cash flows from investing activities:
   Acquisition of property and
	equipment	               -   		       -
				  ______		  ______
Net cash from investing activities     -     		       -
				  ______		  ______
Cash flows from financing activities:
   Proceeds from payment on long
	term debt                      -        	       -
				  ______		  ______
   Net cash from financing activities  -       		       -
				  ______		  ______
Decrease in cash 		     (21)      		     (67)

Cash at beginning of period          229   		     139
				  ______		  ______
Cash at end of period          $     208    	       $      72
 	                          ======    		  ======

			See accompanying notes.
			        (4)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)

			NOTES TO FINANCIAL STATEMENTS
			       (Unaudited)


1)	The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended April 30, 2002 and April 30, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2001 as filed with the Securities and Exchange Commission.

2)	No provision for income taxes is required for the period ended
April 30, 2002 or 2001, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

3)	Loss per share is based on the weighted average number of shares of common stock outstanding during the six months ended April 30, 2002 and 2001, 85,712,000 shares.















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

       	 General and administrative expenses increased for the six months ending April 30, 2002 as compared to the six months ended April 30, 2001 primarily due to the Registrant's higher level of activity in evaluating various business opportunities during 2002.

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

	Form 8-K filed on 10 April 2002.






				SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





              				ROCKY MOUNTAIN MINERALS, INC.
              				(Registrant)





Date:  May 30, 2002             	By:  /s/  W. Ray Hill
					W. Ray Hill
	       				Principal Financial Officer


Date:  May 30, 2002             	By:  /s/  W. Ray Hill
					W.  Ray Hill
                                 	Principal Executive Officer




                               (8)