Form 10-Q
period 2002-07-31
ROCKY MOUNTAIN MINERALS INC
filed 2002-08-30
CIK 312583

FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002.

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

				(520) 778-1450
			(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
				Yes   / X /     No   /   /



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                	Outstanding at July 31, 2002
Common stock, $.001 par value          	85,712,039 shares

			ROCKY MOUNTAIN MINERALS, INC.

			   INDEX TO FORM 10-Q



PART 1.	       FINANCIAL INFORMATION:

Item 1.	       Financial Statements                          PAGE


	       Balance Sheet, October 31, 2001 (audited)
	       and July 31, 2002 (unaudited)  . . . . .    1 - 2

	       Statements of Operations for the
	       Nine Months and Three Months
	       ended July 31, 2002 and 2001
      	    		 (unaudited)    . . . . . . . .	     3

	       Statements of Cash Flows Nine Months
	       Ended July 31, 2002 and 2001
	     		 (unaudited)    . . . . . . . .      4

	       Notes to Financial Statements
	     		 (unaudited)    . . . . . . . .	     5


Item 2.	       Management's Discussion and Analysis
	       of  Financial Condition and
	       Results of Operations    . . . . . . . .    6 - 7


PART II.       OTHER INFORMATION

Item 6	       Exhibits and Reports on Form 8-K . . . .      8

	       Signatures	. . . . . . . . . . . .	     8

Exhibit 99.1   Certification Pursuant to 18 U.S.C.
	       Section 1350, As Adopted Pursuant to
	       Section 906 of the Sarbanes-Oxley Act
	       of 2002      . . . . . . . . . . . . . .	     9

		PART I.  FINANCIAL INFORMATION

ITEM 1.			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)

			    BALANCE SHEET


				ASSETS

(Amounts in thousand, except per share data)
                                 October 31, 		  July 31,
                                   2001	     		    2002
                                (Audited)    		(Unaudited)
ASSETS
Current Assets:
   	Cash           		  $    139     		$   118
	Accounts Receivable	         -                    3
Assets held for sale        	       500                  426
            Deposits                     8	              -
                                   _______              _______
            Total current assets       647	            547





                                   ________   		_______
TOTAL ASSETS                       $    647		$   547








			See accompanying notes.

				(1)

		    ROCKY MOUNTAIN MINERALS, INC.
		    (A Development Stage Company)

			  BALANCE SHEET


		LIABILITIES AND STOCKHOLDERS' EQUITY

	    (Amounts in thousands, except per share data)

                		  October 31,    	July 31,
                                   2001          	 2002
                                  (Audited)     	(Unaudited)


Total liabilities
   Accounts payable             $          9	        $          8

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 24,908,450 shares
     issued and outstanding            1,245          	       1,245

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     85,712,039 shares issued and
     outstanding                          86             	  86

   Capital in excess of par value      4,373         	       4,373

   Deficit accumulated during the
     development stage                (5,066)        	      (5,165)
                                  __________     	   _________

Total stockholder's equity               638           		 539
                                  __________    	   _________

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY             $       647          	   $     547


			See accompanying notes.

				(2)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)

			STATEMENT OF OPERATIONS
			     (Unaudited)

		          For the Nine Months 	 For the Three Months
     		           Ended July 31,	   Ended July 31,
                              2001       2002        2001      2002




Revenues:
  Interest                  $    6	     -	    $   1	  -
                             _____       _____      _____     _____
 			         6	     -	        1         -

Costs and expenses:
  General and administrative    51	    99         25        37

                    	     _____       _____      _____     _____
Net loss (Note 2)   	    $  (45)	   (99)	      (24)      (37)




Loss per share (Note 3):    $    *      $    *      $    *    $   *

                            ======      ====== 	    ======    ======




*Less than $0.01 per share.






			See accompanying notes.
				(3)

		ROCKY MOUNTAIN MINERALS, INC.
		(A Development Stage Company)

		  STATEMENT OF CASH FLOWS
			(Unaudited)



                            For the Nine Months Ended July 31,
				      2001               2002

Cash flows from operating activities:
  Net loss                	  $    (45)    	     $     (99)
  Adjustments to reconcile net
   loss to net cash used in
      operating activities:
     Depreciation, depletion
       and amortization                  -                   -
     Changes in assets and liabilities:
         Accounts receivable   	         -		    (3)
         Deposits		         -		     8
         Accounts payable                6        	    (1)
   Net cash used in operating        _____		 _____
     activities		               (39)		   (95)

Cash flows from investing activities:
  Proceeds from sale of assets held
    for sale		                 -  		    74
  Net cash provided by 		     _____               _____
    investing activities     	         -    		    74

Cash flows from financing activities:
  Proceeds from payment on long
    term debt                            -        	     -

  Net cash from financing activities     -        	     -

Decrease in cash		       (39)      	   (21)

Cash at beginning of period            229                 139
                                     _____               _____

Cash at end of period            $     190    	       $   118
 	                             =====    	         =====

			See accompanying notes.
				(4)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)

			NOTES TO FINANCIAL STATEMENTS
				(Unaudited)


1)  	The accompanying financial statements of the Company have been
	prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation.
	The results of operations for the nine months ended July 31, 2002 and July 31, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2001 as filed with the Securities and Exchange Commission.

2)	No provision for income taxes is required for the period ended
	July 31, 2002 or 2001, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

3)	Loss per share is based on the weighted average number of shares
	of common stock outstanding during the nine months ended July 31, 2002 and 2001, 85,712,000 shares.














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

       	 General and administrative expenses increased for the three and nine months ending July 31, 2002 as compared to the three and nine months ended July 31, 2001 primarily due to the Registrant's higher level of activity in evaluating various business opportunities during 2002.

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

	In May 2002 the Registrant sold eleven patented mining claims in the Rochester Mining District to Independent Milling, LLC. The net consideration received by the Registrant was $74,194. The additional 320 acres owned by the Registrant in the Rochester District is presently being brokered for sale.

	The Registrant intends to resume oil and gas exploration and production activities. In particular, the Company plans to seek out oil and gas exploration and production properties in the Rocky Mountain region of the U.S. and also in Australia. To advance these plans, the Company will establish a representative office in Melbourne, Australia and Prescott, Arizona.



				(6)

Liquidity and Capital Resources

	Since ceasing milling operations at its Rochester, Montana property in 1984, the Registrant has evaluated this and other mineral properties, as well as having pursued waste management activities. The waste management assets have been sold and the Registrant has now placed its Rochester property on the market for sale and anticipates receiving approximately $500,000 for the property.


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

	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K.

	Form 8-K filed on 29 May 2002.




			   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        				 ROCKY MOUNTAIN MINERALS, INC.
               				 (Registrant)





Date:  August 29, 2002             	By:  /s/  W. Ray Hill
					     ______________________
					     W. Ray Hill
                                 	     Principal Financial Officer


Date:  August 29, 2002             	By:  /s/  W. Ray Hill
					     ______________________
					     W.  Ray Hill
                                 	     Principal Executive Officer



                                   (8)

							Exhibit 99.1



		       	 CERTIFICATION PURSUANT TO
			  18 U.S.C. SECTION 1350,
			  AS ADOPTED PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Rocky Mountain Minerals, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Ray Hill, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ W. Ray Hill


W. Ray Hill
Chief Executive Officer and Chief Financial Officer
August 29, 2002
























				(9)