Form 10-K
period 2002-10-31
ROCKY MOUNTAIN MINERALS INC
filed 2003-01-28
CIK 312583

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 2002

                                    OR

          TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition period from                 to

Commission file number: 0-9060

                         ROCKY MOUNTAIN MINERALS, INC.
          (Exact name of Registrant as specified in its charter)

           Wyoming                                        83-022110
(State or other jurisdiction of                  (IRS Employer Identification
 incorporation or organization)                             Number)

       2480 North Tolemac Way
        Prescott, Arizona                                    86305
  (Address of principal executive offices)                 (Zip Code)

                              (928) 778-1450
                      Registrant's telephone number

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

Aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the average of the bid and asked prices of these shares on the over-the-counter market) as of October 31, 2002: $427,060.

Class                                    Outstanding at October 31, 2002
Common stock, $.001 par value                         85,712,039 shares

                        ROCKY MOUNTAIN MINERALS, INC.
                                  FORM 10-K

                                    PART I

Item 1.  Business

     (a) General Development of Business

     Rocky Mountain Minerals, Inc. (the "Registrant") was incorporated under the laws of the State of Wyoming on February 21, 1974, and commenced operations on May 19, 1978. The Registrant has been engaged primarily in the acquisition, development, exploration and operation of natural resource properties. The Registrant has no proven mineral or petroleum reserves.

     Since the beginning of the 2002 fiscal year, the Registrant was not involved in any bankruptcy, receivership or similar proceedings, nor did it engage in any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets otherwise than in the ordinary course of business, except as set forth below.

     During fiscal year 2002 the Registrant did not acquire, develop, or operate any mineral or oil and gas properties. During 2002 the Registrant actively pursued the evaluation of oil and gas prospects in both the Western U.S. and Australia. The Registrant sold eleven patented mining claims, together with the dumps and tailings, in the Rochester Mining District during 2002 and is actively pursuing the sale of its remaining property located in Madison County, Montana (see Item 1 (c)(1)(i) Mineral Exploration).

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

     The Registrant's previous business activities in its mining operations segment have been the construction and operation of an ore mill facility on mining property acquired from Rochester. The Registrant has produced both gold and silver, which were sold by the Registrant to a refiner for "spot" market gold and silver prices. However, the Registrant has not operated the mill facility since 1984. In May 2002 the Registrant sold all its interest in the eleven patented claims, together with the dump and tailings material and equipment that it purchased from Rochester Enterprises, Ltd.



     See Item 2 - "Properties" of this report for more information concerning the Registrant's mining claims.


Oil and Gas Operations Segment



     The Registrant, on a limited basis, previously acquired oil and gas leases on acreage with no known deposits of oil or gas. The Registrant also owns various overriding royalty interests in oil and gas properties in Campbell County, Wyoming. See Item 2 - "Properties" of this report.


     The Registrant does not intend to engage in any exploratory oil or gas drilling on acreage for its own account, although if additional financing can be obtained it may engage in seismic acquisition and well drilling depending upon the terms of any future farm out, joint venture or similar arrangements, which may be entered into.

    The Registrant holds no patents, trademarks, licenses, franchises or concessions and does not consider such to be important to either of its business segments.



     The acquisition of both mineral and oil and gas interests, particularly in the Rocky Mountain region, is extremely competitive. The Registrant anticipates that it will continue to encounter strong competition from many established companies with greater financial, personnel and informational resources. Competition from such companies, together with rising prices of oil and gas, may escalate the cost of acquiring properties from others beyond the range of prices the Registrant can afford. If valuable oil and gas deposits are discovered on the Registrant's properties, their marketability will depend on numerous factors, including available equipment for which there is strong demand and other supplies of oil and gas.

     The Registrant has made no expenditures on, nor has it been connected with, either company-sponsored or customer-sponsored research and development.


	Since the Registrant is engaged in the natural resources industry, environmental regulation may have a significant impact upon the Registrant's operations and may necessitate significant capital outlays, which, in turn, may materially affect the earning power of the Registrant. Certain operations in the exploratory and production phase of mining and oil and gas exploration are potentially hazardous to the environment. The clearance of trails and exploratory drilling and mining in natural areas, as well as full-scale mining, are sources of environmental regulation; and reclamation requirements, including back grading, reseeding and fertilizing, must be
satisfied.  Groundwater pollution is also a potential problem.   Further, if
any secondary recovery methods are utilized which involve the construction of a plant or similar hardware to implement the recovery system, the environmental impact of such a system must be disclosed in an Environmental Impact Statement under the National Environmental Policy Act; and compliance with such Act could adversely affect future operations and revenues.
Although the Registrant does not anticipate that it will be the operator on any oil and gas leases, others who may drill and operate such properties will face possible environmental regulations, which could affect the Registrant's liabilities.


     As of October 31, 2002, the Registrant employed one person, on a part time, as needed basis.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     The Registrant has no foreign operations.


Item 2.  Properties


Mining Properties

     Madison County, Montana

     In 1980 and 1981 the Registrant acquired a total of 31-patented lode-mining claims, comprising approximately 470 acres, in Madison County, Montana, including areas adjacent to and in the vicinity of the property purchased from Rochester Enterprises, Ltd., which included the Watseca Mine. There are no proven reserves on any of these properties. The claims are located in the Rochester Mining district, which is accessible by a county highway one and a half miles from Twin Bridges, Montana, and ten miles by a county-maintained road. In addition to the patented mining claims, the Registrant has in the past held possessory title to unpatented lode-mining claims under the mining laws of the United States and the State of Montana. The Registrant does not currently hold any unpatented mining claims. In 2002 the Registrant sold its interest in and to the eleven mining claims purchased from Rochester in 1981.


     Claims. The following table sets forth the names and dates of acquisition of the Registrant's remaining claims in the Rochester Mining district.

                           PATENTED CLAIMS



Agnes (1).............. May 15, 1980   Independence (2)...... August 21, 1980
Beacon Light (1)....... May 15, 1980   Big Rock (2).......... August 2l, 1980
Anoka (1).............. May 15, 1980   Paymaster (2)......... August 2l, 1980
Taft (1)............... May 15, 1980   Idler (2)............. August 2l, 1980
Dixie Queen (2)..... August 21, 1980   Picard (2)............ August 21, 1980
Dead Beat (2)....... August 21, 1980   Gold Bug (2).......... August 21, 1980
Black Rock (2)...... August 21, 1980   Gold Bug Annex(2)..... August 21, 1980
Virginia (2)........ August 21, 1980   Leona (2). . . . . . . August 21, 1980
Carrie B. (2)....... August 21, 1980   Silver Note (2)....... August 21, 1980
Caulsa (2).......... August 21, 1980   Watseca Gold Hill (2). August 21, 1980



(1) Purchased from an unaffiliated person for $12,500 (62.49 gross and net acres).


(2) Purchased from an unaffiliated person for $30,000. The patented claims comprise 293.59 gross acres.


       Since fiscal year 2000 the Registrant has actively pursued the sale of all of its patented mining claims in the Rochester Mining District. During fiscal year 2002 the Registrant sold the eleven patented mining claims, together with all dump and tailings material, originally acquired in 1981 from Rochester Enterprises, Ltd.

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

                                       *High bid         *Low bid

         11/01/00 - 01/31/01             $.007            $.005
         02/01/01 - 04/30/01             $.007            $.005
         05/01/01 - 07/31/01             $.005            $.003
         08/01/01 - 10/31/01             $.005            $.003
         11/01/01 - 01/31/02             $.005            $.003
         02/01/02 - 04/30/02             $.005            $.002
         05/01/02 - 07/31/02             $.003            $.001
         08/01/02 - 10/31/02             $.005            $.003

         *The above bid and ask prices are estimated by the Registrant based on the limited trading of the Company's securities.

     (b) Holders

     The number of record holders of the Registrant's common stock on October 31, 2002 was approximately 3,720.

     (c) Preferred Stock

       The Company has authorized the issue of 50,000,000 shares of preferred stock of which the relative rights with respect to 44,000,000 of such preferred stock ("Preferred Stock") have been established.

44,000,000 shares of Preferred Stock were offered and 30,000,000 shares of Preferred Stock were sold in 1981 pursuant to a Registration Statement on Form S-3, registration number 2-70876.

The designation, relative rights and preferences of such preferred stock are as follows:

Designation. The 44,000,000 million shares of Preferred Stock are designated as $0.015 of Cumulative Convertible Preferred Stock, $0.05 Par Value ("Preferred Stock")

Dividends. The $.015 Cumulative Convertible Preferred Stock, bears dividends at the rate of $.015 per share per annum, to accrue from September 21, 1981. Such dividends shall have full priority over any dividends that may be declared upon the common stock of the Registrant. Dividends shall be cumulative and are payable annually in cash, in shares of the Registrant's common stock or in kind, at the election of the Board of Directors by resolution duly adopted, if and when declared by such Board of Directors pursuant to Wyoming law, but only from unrestricted and unreserved earned surplus.

	Any dividends declared may be payable in shares of the Corporation's common stock (but only from unrestricted and unreserved surplus), or may be paid in gold bullion, but only to the extent that the Registrant has gold bullion.

	The number of shares of common stock of the Registrant to be issued as dividends with respect to the Preferred Stock shall be determined with reference to the average bid price of the common stock.

Redemption.   The Preferred Stock is redeemable at the option of the
Registrant in amounts of at least $100,000 at any time subsequent to September 21, 1983, at a redemption price of $.15 per such share, together with accrued or unpaid dividends, payable either in cash, shares of common stock, or one-quarter ounce increments of gold bullion (based on the gold price). If the Registrant does not have gold bullion, such redemption price shall be paid in cash or shares of common stock, at the election of the Board of Directors.

	The holders of Preferred Stock called for redemption by the Registrant shall have no rights with respect to their shares except the right to receive the redemption price without interest, and the shares so called shall no longer be deemed outstanding shares of the Registrant's capital stock.

Liquidation. In the event of any liquidation, dissolution or winding-up of the Registrant, the holders of the Preferred Stock shall be entitled to receive an amount equal to $.10 per such share plus accrued dividends, prior to any distributions of assets to be made to holders of common stock.

Conversion Right. Holders of the Preferred Stock shall be entitled at any time after September 21, 1981 (except in the case of such shares called for redemption by the Registrant) to convert each share of Preferred Stock into four-tenths (.4) of one (1) share of common stock, subject to adjustment.

Assessment. All shares of common stock issued upon conversion, upon redemption and in payment of dividends with respect to the Preferred Stock, shall be issued fully paid and nonassessable.

Adjustment upon Conversion. The number of shares of common stock to be issued upon conversion of shares of Preferred Stock shall be increased if the Corporation should issue to an officer, director or other affiliate of the Corporation any additional common stock after September 21, 1981, for consideration per such share of common stock less than the then current market price of such common stock. However, that no increase shall be made upon the issuance of common stock in connection with the payment of dividends on or the redemption of Preferred Stock, or in connection with the acquisition of property or assets other than cash (except cash acquired as part of a going concern) or other than property or assets acquired from a principal shareholder of the Registrant or an affiliate of such principal shareholder, or in connection with the issuance of up to 1,000,000 shares of common stock if issued pursuant to the Corporation's existing stock option plan, or in connection with the conversion of shares of Preferred Stock.

	No increase in the number of shares of common stock to be issued upon conversion of shares of Preferred Stock shall be made unless and until such increase as provided in the foregoing resolutions shall equal at least one-tenth (.1) share of common stock, for each of the then outstanding shares of Preferred Stock if then converted.

	Rights and Preferences of Authorized but Unissued Preferred. The remaining 6,000,000 shares of authorized but unissued preferred stock shall have such relative rights and preferences as shall be established by the Board of Directors pursuant to Wyoming law.

     (d) Dividends

     The Registrant has paid no dividends with respect to its common stock. There are no contractual restrictions on the Registrant's present or future ability to pay dividends. The Registrant's Preferred Stock, subject to the terms of issue (see (c) above), has the right to dividends at a rate of $.015 per share per annum (an annual aggregate of $373,627 as of October 31, 2002) and has full priority over dividends on the common stock. These dividends, if declared, are cumulative and payable annually in cash, in shares of common stock or in kind, at the Registrant's option. Dividends of $.0l5 on the Preferred Stock were due on July 1, 1982, through 2002. The Registrant has not declared payment of these dividends ($7,846,163) and will not do so until such time as profitability permits payment thereof. It is uncertain when, if ever, the Registrant will attain sufficient profitability, which will enable it to begin to declare and pay the dividends in respect to the Preferred Stock.

Item 6.  Selected Financial Data (1)

                               Years Ended October 31,

                        	 1998   1999   2000    2001	2002

Operating revenues      	  $88     11     14	  6     -
Interest expense          	    -      -      -       - 	  -
Net income (loss)                36    (30)   (34)	(91) (123)
Net income (loss) per share 	   (*)    (*)    (*)     (*)   (*)
Total assets              	  794    771    729     647   519
Long-term debt                    -      -      -       -     -

* Less than $.01 per share.

(1) The selected financial data should be read in conjunction with the related financial statements and notes thereto included under Items 8, 14(a)(1) and (2), and 14(d).


(2) Loss per share is based on the weighted average number of shares of common stock and equivalents (rights of conversion of Convertible Preferred Stock) outstanding during each year: (85,712,000 in 1998, 85,712,000 in 1999, 85,712,000 in 2000 and 85,712,000 in 2001, and 85,712,000 in 2002).


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

Critical Accounting Policies

	The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results. The preparation of this Annual Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during the reporting period and contingent assets and liabilities as of the date of the Company's financial statements. There can be no assurance that the actual results will not differ from those estimates.

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

Results of Operations

     The Registrant began operations on May 19, 1978 and is considered to be a mining company in the exploratory stage and has had no significant revenues. In 1984 the Company ceased gold extraction operations at its Rochester, Montana mining property. During 1988, with the receipt of funding from a stock purchase agreement, it resumed mineral and oil and gas exploration both at Rochester and elsewhere in North America and Australia. Despite detailed geologic investigations at Rochester by the Company and by leading gold mining companies, there was insufficient encouragement from exploration results to warrant further investigations or activity at Rochester. In May 2002 the Registrant sold eleven patented mining claims in the Rochester Mining district for $75,000 and is pursuing the sale of the additional 20 claims in the district. The Registrant anticipates receiving approximately $425,000 from the remaining property.

        The Registrant has been involved in waste management activities. Subsequent to October 31, 1991, and following the sale of the waste management interests in 1996, the Registrant has been inactive and has had limited receipts and expenditures.

        General and administrative expenses increased during fiscal year 2002 as compared to fiscal year 2001 primarily due to the Registrant's higher level of activity in evaluating various business opportunities during 2002.

        The Registrant plans to resume oil and gas exploration activities. In particular, the Company plans to seek out oil and gas properties in the Rocky Mountain region of the U.S. and also in Australia. To advance these plans, the Company has established a representative office in Melbourne, Australia and in Prescott, Arizona.

Liquidity and Capital Resources

     The following table reflects the Registrant's working capital positions at October 2002 and 2001:

                              October 31, 2002		October 31, 2001
Current assets                    $  519				$  647
Current liabilities                	   4				     9
Working capital                    	 515				   638
Current ratio                      	 129.8			    71.9



   Since ceasing milling operations at its Rochester, Montana property in 1984, the Registrant has evaluated this property and other mineral properties, as well as having pursued waste management activities. The waste management assets have been sold and the Registrant has placed its remaining Rochester property on the market for sale.

   Management plans to use the funds from the sale of the waste management assets and the Rochester property to fund the Company's evaluation of oil and gas exploration opportunities. Plans for additional funding of these activities include seeking external funding either through the sale of the Company's common or preferred stock.


Item 8.  Financial Statements and Supplementary Data

     Financial statements and supporting schedules reporting supplementary financial information are listed in the Index to Financial Statements filed as a part of this Form 10-K.

Item 9.  Disagreements on Accounting and Financial Disclosure

         Not applicable.

                                  PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

     (a, b, e)  Identification of Directors and Executive Officers and Their
                  Business Experience
NAME:  Ernest Geoffrey Albers   	AGE:  58

POSITION, TENURE AND BUSINESS EXPERIENCE:

         Chairman and Director of the Registrant since April 1988, Mr. Albers has over 30 years experience as a director and administrator in corporate law, petroleum exploration and resource sector investment. He is a law graduate of the University of Melbourne, having practiced commercial and corporate law in Victoria, Australia.

        In 1978 Mr. Albers first became involved in oil activities exploration. Subsequently companies associated with him applied for and were awarded exploration permits in the offshore Bass Basin. Explorations in one of these permits, T14P, lead directly to the discovery of the Yolla Gas Condensate Field.

        In the early 1980's Mr. Albers became increasingly involved in oil and gas exploration in New Zealand, in 1981 forming Cue Energy Resources N.L. ("Cue Energy") of which he remains a Director. That company subsequently took a significant interest in the drilling of a number of offshore wells in New Zealand including the presently uneconomic oil discovery well Moki-1, and in Australia where Cue Energy participated in the discovery of the Yolla Gas Condensate Field. Cue Energy retained a 14% interest in the Yolla Retention License until 2001 when it sold the interest. More recently Cue has focused its attention on Papua New
Guinea, where it holds an interest in the unitized S E Gobe Oil Field Development. In 2001 Cue made the Oyong oil and gas discovery in offshore Indonesia and, in November 2002, Cue made the Bilip oil discovery.

        In 1983, Mr. Albers co-sponsored the formation of Southern Petroleum NL (Southern Petroleum) in New Zealand. Southern Petroleum subsequently participated in the drilling of two offshore wells in deep water in the Great South Basin off the South Island, and in a number of wells in the offshore Taranaki Basin region. Southern Petroleum subsequently farmed into the onshore Taranaki Basin and made the Tariki, Ahuroa and Waihapa oil and gas discoveries in the area. Following these discoveries Mr. Albers withdrew from the board of Southern Petroleum after instigating a beneficial merger of Southern Petroleum (as the master company) with Payzone Exploration Limited, a petroleum explorer sponsored by companies associated with Brierley Investments Limited who held similar interests. Southern Petroleum became a successful producing company as a result of these discoveries, reaching a peak sharemarket valuation in excess of NZ$250 million before being ultimately being taken over by the Fletcher Challenge group.

        In the late 1980's Mr. Albers incorporated Octanex NL and in the early 1990's he acquired and reconstructed the company now known as Strata Resources NL. These two companies came together to form Timor Sea Petroleum as a joint venture company in 1994. This company sought and was ultimately awarded oil exploration permits NT/P47 and NT/P48 in the Timor Sea in 1996. TSP entered into farm out and joint venture arrangements with Shell Development Australia Pty Ltd. 13,000 line kilometers of seismic were shot and two wells were drilled before mid 1998 by Shell as part of the farmout arrangement. One of the wells, Evans Shoal 2, proved up an indicated gas resource of approximately 14 TCF of gas. Shell's expenditure on the two permits was in the order of $60 million. Shell earned an 85% interest in the permits.

        In 2000 Timor Sea Petroleum NL instituted a demerger scheme of arrangement whereby it distributed to its 2,500 shareholders the whole of the issued capital of the wholly owned subsidiary, Natural Gas Australia Ltd, which hold the oil and gas interests..

        Following the distribution of shares, NGA became listed on the ASX. In early 2001, NGA increased its interest in the Evans Shoal gasfield by 25% from 15% to 40% by a $50 million purchase from Shell. Simultaneously, NGA announced a merger with Santos Ltd, being significantly beneficial to the shareholders of NGA.

        Meanwhile, Timor Sea Petroleum changed its name to Methanol Australia Limited and has since pursued the development of a $2 billion gas processing proposal on a man-made island adjacent to the Evans Shoal gasfield, 300 kms north west of Darwin. The project has been granted "Major Project Facilitation Status" by the Australian government and has completed a detailed Environmental Impact Statement for which has received approval.

        In 1998 Bass Strait Oil Company Ltd ("BSOC") a company sponsored by Mr. Albers, sought and was awarded Vic/P42 a petroleum exploration permit in the offshore Gippsland Basin. BSOC farmed out an interest in Vic/P42 to Inpex Corporation of Japan in a $22 million farmout transaction.
Subsequently the Melville-1 well was drilled at a cost of (US)$11 million and a 420 square kms 3D seismic survey at a cost of $4 million was shot.
A further well is due in mid 2003. In 2002 BSOC farmed into Vic/P41, a large exploration block in the North Gippsland Basin. BSOC has shot a 200 kms seismic survey in this new tenement.

        In 2002 Mr. Albers established the National Gas Consortium which sought and been granted three contiguous exploration tenements in the Timor Sea, north west of Darwin, Australia.

        In mid 2002 the newly formed Batavia/Hawkestone Group sponsored by Mr. Albers were awarded two adjacent tenements in the oil prospective Browse Basin on the North West Shelf of Western Australia.

        Octanex NL and Strata Resources NL in the same year acquired significant project areas in the Dampier Sub-basin and Exmouth Sub-basin, further south on the North West Shelf. The project areas are in close proximity to producing oil and gas fields, including the North Rankin gas/condensate field.

        In October 2002, Mr. Albers sponsored the formation of National Gas Group Ltd., a company seeking a PDF license in order to carry out niche investment in upstream natural gas and gas processing. Investments in gas programs in the Timor Sea and Browse Basin are contemplated.

NAME:  William Ray Hill          	AGE:  51

POSITION, TENURE AND BUSINESS EXPERIENCE:

President, Treasurer and Director since August 2001.  Mr. Hill founded Rocky
Mountain Minerals, Inc. in 1978 and was	 President and director from 1978
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


NAME:  Peter Sterling           	AGE:  55

POSITION, TENURE AND BUSINESS EXPERIENCE:

Director of the Registrant since December 2002, Mr. Sterling has extensive Internet financial and operational management experience with technology and telecommunications companies. Mr. Sterling began his career as an engineer with New Zealand Telecom and was the owner of Sterling Electronics, which manufactured and distributed metal detectors for airport security and mining operations. Mr. Sterling's company Kaomin NL discovered a $200 million dollar kaolin ore body near Ballarat, Victoria Australia and subsequently built a multi-million dollar computer controlled kaolin-processing plant. Mr. Sterling has experience in the oil and gas industry in both Western Australia and the United States.


NAME:  John B. Rubel             	AGE:  51

POSITION, TENURE AND BUSINESS EXPERIENCE:

Director of the Registrant since December 2002, Mr. Rubel has extensive operational and management experience in ranching, farming and heavy equipment and trucking operations in Arizona. Mr. Rubel was a principal and chief operational officer with Zonia Landfill, Inc. from 1991 to 1998 and was responsible for its solid waste transfer station and waste collection operations. Mr. Rubel was employed by Waste Management of Northern Arizona from 1998 to 2000 and coordinated special projects and environmental and safety programs for the company. Since 2000 Mr. Rubel has been employed by Hanson Aggregates of Arizona, which operates concrete processing facilities and rock quarries.


(c) Identification of Certain Significant Employees

     None

     (d) Family Relationships

     None

     (f) Involvement in Certain Legal Proceedings

     None

     (g) Promoters and Control Persons

     Not applicable.


Item 11.  Executive Compensation

      (a)(1) Cash Compensation

     Cash compensation for the each of the three fiscal years in the period ended October 31, 2002 was as follows:


      Name of
individual or number            Capacities in                   Cash
of persons in group             which served                compensation

   All executive                Officers and/or            2002   $45,150
officers as a group              directors		     2001   $22,900
   (two persons)							     2000   $18,000


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

     	(d) Compensation of Directors
      None.

      (e) Termination of Employment and Change of Control Arrangement
     	None.

Item l2.  Security Ownership of Certain Beneficial Owners and Management

     	(a), (b) Security Ownership of Certain Beneficial Owners and Management

     The following table shows the security ownership of those persons known by the Registrant to be the beneficial owners of more than five percent of the Registrant's common stock and of the directors, and the officers and directors as a group as of October 31, 2002:
                                                                   Amount and
                                             Nature of               percent
Title of       Name and address              beneficial                of
class         of beneficial owner            ownership (1)          class (4)

 $.001 par      Ernest Geoffrey Albers      10,593,400 (2)           11.07%
value common    "Great Missenden"
  stock         Albers Road
                Tallarook   3659
                Victoria, Australia

  $.001 par     Peter John Sterling			---				--
value common    615 N. Formosa Ave
  stock         Los Angeles, CA   90036

  $.001 par     John Rubel				---				--
value common    519 Mesa Drive
  stock         Prescott, AZ  86303


 $.001 par      Richard Bain                 6,260,334                6.54%
value common    5801 Lumberdale #243
  stock         Houston, Texas 77092

 $.001 par      Don Knaute                   6,360,000                6.66%
value common    19505 FM #149
  stock         Houston, Texas 77070


 $.001 par      William Ray Hill             5,797,556 (3)            6.10%
value common    2480 North Tolemac
  stock         Prescott, AZ  86305

Officers and directors      16,440,956               17.22%
as a group (three persons)


1)	Unless indicated otherwise, the beneficial owners exercise sole voting and investment power.

2)	Mr. Geoffrey Albers shares of common stock are owned indirectly by Mr.
Albers through companies he is affiliated with.

3)	Includes Mr. Hill's 2,118,890 shares of Preferred Stock, which is convertible at the election of the holder into 847,556 shares of Common
Stock.

4)	Percent of class is computed by dividing the sum of the shares of common stock actually owned and the shares of common stock issuable upon conversion at the election of the holder of the Convertible
Preferred Stock by the sum of the number of shares of common stock actually outstanding and the number of shares of common stock issuable upon conversion.

5)	The beneficial owners exercise sole investment power.

6)	The Convertible Preferred Stock is convertible into shares of common stock at the rate of .40 share of common stock for each share of Convertible Preferred Stock.

  	(c) Changes in Control

     On July 17, 1987 the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Quillium Nominees Pty., Ltd., an Australian corporation ("Quillium") for the sale of 33,333,000 shares of the Company's common stock for $1,000,000 ($.03 per share). These shares and options were held by Quillium for the benefit of a number of Australian investors. The sale of common stock was consummated on April 22, 1988 with shareholder approval. The Company also agreed to grant Quillium an option (the "Quillium Option") to acquire 33,333,000 shares of its common stock, which option expired on January 31, 1991.

Item 13.  Certain Relationships and Related Transactions

     	(a) Transactions with Management and Others

     On July 17, 1987 the Registrant entered into a stock purchase agreement (the "Stock Purchase Agreement") with Quillium Nominees Pty., Ltd., an Australian corporation ("Quillium ") for the sale of 33,333,000 shares of the Registrant's common stock for $1,000,000 ($.03 per share). The Registrant also agreed to grant Quillium an option to acquire 33,333,000 shares of its common stock at a price of $.05 per share, which option expired on January 31, 1991. Under the Stock Purchase Agreement the Registrant has agreed to register the 33,333,000 shares issued to Quillium upon the request of the then underlying, beneficial holders of 50% of such shares. In connection with the Stock Purchase Agreement, Quillium acted for a number of investors, including Great Missenden Group Pty., Ltd., an investment company located in Victoria, Australia, which Mr. Albers owns.

     On April 22, 1988 the Stock Purchase Agreement was consummated with Quillium Nominees Pty., Ltd., with shareholder approval. Mr. Albers, David Bruce Hill and Richard Douglas Fraser were elected to the Registrant's Board of Directors.


(b) Certain Business Relationships

In June 1990 the Registrant acquired a 38% equity interest in Zonia
Landfill, Inc., a company affiliated with certain of its officers/directors and significant shareholders. The equity interest acquired by the Registrant represented net cash advances to Zonia of $198,000. Zonia Landfill, Inc. was engaged in the solid waste management business and operated a transfer/recycle facility and garbage collection business. Zonia Landfill, Inc. sold its operations to Sanifill, Inc ("Sanifill") in return for shares in Sanifill. Later Sanifill merged with USA Waste Systems, Inc. ("USA Waste") and the Registrant received 8,097 shares of USA Waste Common Stock for its interest. USA Waste Services was a NYSE listed company. The Company sold its shares of USA Waste during 1997 and 1998 for an aggregate of $368,000.

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

Balance Sheet - October 31, 2002 and 2001                              F-2

     Statement of Operations - Years Ended
        October 31, 2000, 2001 and 2002 and                            F-3
        Cumulative Amounts from Inception
        (May 19, 1978) to October 31, 2002

     Statements of Stockholders' Equity -                              F-5
        For the Period from Inception
           (May 19, 1978) to October 31, 2002.

     Statement of Cash Flows -
        Years ended October 31, 2000, 2001 and 2002                    F-10
        and Cumulative Amounts from Inception
        (May 19, 1978) to October  31, 2002.

     Notes to Financial Statements                                     F-12

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)






                              FINANCIAL STATEMENTS




               FOR THE YEARS ENDED OCTOBER 31, 2000, 2001 AND 2002



                                      WITH



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Rocky Mountain Minerals, Inc.



We have audited the accompanying balance sheet of Rocky Mountain Minerals, Inc. as of October 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Minerals, Inc. as of October 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



   Denver, Colorado
   January 23, 2003                              CAUSEY DEMGEN & MOORE INC.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                           October 31, 2001 and 2002

                                     ASSETS


(Dollar amounts in thousands)

                                                           	2001      	2002
                                                            ----       	----
Current assets:
   Cash and cash equivalents                              	$139		$ 94
   Assets held for sale - net (Note 2)				 500       	 425
   Prepaid expenses and deposits					   8		   -
                                                          	----       	----

    Total current assets                                   	$647	       519
                                                            ====       	====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        	$  9		$  4

Commitments and contingencies (Notes 5, 8 and 9)

Stockholders' equity (Notes 2, 4 and 5):
   Preferred stock, $.05 par value, 50,000,000; authorized;
   44,000,000 designated as $.015 cumulative convertible;
    24,908,450 shares issued and outstanding (aggregate
    liquidating preference - $9,963)                       	1,245      1,245
   Common stock, $.001 par value; 250,000,000 shares
    authorized, 85,712,039 shares issued and outstanding       86         86
   Capital in excess of par value                          	4,373      4,373
   Deficit accumulated during the development stage        (5,066)    (5,189)
                                                            -----      -----

    Total stockholders' equity                                638	 	 515
                                                            -----       -----

                                                           $  647      $ 519
                                                           ======      ======




                            See accompanying notes.
                                      F-2

ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the years ended October 31, 2000, 2001 and 2002 and Cumulative Amounts from Inception (May 19, 1978) to October 31, 2002
(Dollar amounts in thousands)
				 												     Cumulative amounts
                                                                 For the year ended October 31,        from inception
                                                                  2000         2001         2002       (May 19, 1978)
                                                                  ----         ----         ----     ------------------
                                                                                              		  (Unaudited)

Revenues:
   Interest                                                      $  14         $  6         $  -              $ 281
   Royalty and lease bonus                                           -            -            -                211
   Gain on sale of machinery and equipment                           -            -            -                100
   Gain on sale of mining claims                                     -            -            -                 12
   Gain on sale of undeveloped oil and gas properties                -            -            -                 35
   Milling-custom                                                    -            -            -                 14
   Gold and silver sales                                             -            -            -                177
   Equity in subsidiary earnings (losses) (Note 3)                   -            -            -                (96)
   Gain on sale of securities (Note 3)                               -            -            -                137
                                                                   ---          ---          ---              -----
                                                                     14		    6            -                871
Costs and expenses:
   Write-down of mill  and mineral interests (Note 2)                -            -            -              2,933
   Loss on disposal of equipment and assets held for sale
     (Note 2)                                                        -            -            -                 34
   Cost of milling                                                   -            -            -                260
   General and administrative                                       48           97          123              2,569
   Abandonment of non-producing mineral interests                    -            -            -                 76
   Depreciation, depletion and amortization                          -            -            -                286
   Interest                                                          -            -            -                804
                                                                   ---          ---          ---              -----
                                                                    48           97          123              6,962
                                                                   ---          ---          ---              -----
Loss before extraordinary item                                     (34)         (91)        (123)            (6,091)

                         (Continued on following page)
                             See accompanying notes.
                                      F-3

ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the years ended October 31, 2000, 2001 and 2002 and Cumulative Amounts from Inception (May 19, 1978) to October 31, 2002
                        (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                                     Cumulative amounts
                                                                 For the year ended October 31,        from inception
                                                                  2000         2001         2002       (May 19, 1978)
                                                                  ----         ----         ----     ------------------
                                                                                              		   (Unaudited)

Extraordinary gain on extinguishment of debt                         -            -            -              902
                                                                   ---          ---          ---            -----

   Net loss (Note 6)                                 			$(34)        $(91)        (123)         $(5,189)
                                                                  ====         ====         ====          =======

Basic loss per common share (Note 7):
   Loss before extraordinary item                                 $ (*)        $ (*)        $ (*)         $ (0.09)
   Extraordinary gain on extinguishment of debt                      -            -            -             0.01
                                                                  ----         ----         ----          -------

    Basic net loss per common share                     		$ (*)        $ (*)        $ (*)         $ (0.08)
                                                                  ====         ====         ====          =======

*Less than $.01 per share

                            See accompanying notes.
                                      F-4



ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from Inception (May 19, 1978) to October 31, 2002

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

                         (Continued on following page)
                             See accompanying notes.
                                      F-5


ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from Inception (May 19, 1978) to October 31, 2002

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

ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from Inception (May 19, 1978) to October 31, 2002

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

                         (Continued on following page)
                             See accompanying notes.
                                             F-7

ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from Inception (May 19, 1978) to October 31, 2002

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

ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from Inception (May 19, 1978) to October 31, 2002
Information pertaining to the period from Inception (May 19, 1978) to October 31, 1998 is unaudited
                        (Continued from preceding page)
				(Dollar amounts in the thousands)
                                                                                                          Deficit
                                                                                                          accumulated
                                                                                              Capital in  during the
                                                   Preferred stock         Common stock       excess of   development
                                                   Shares      Amount      Shares     Amount  par value   stage
                                                   ------      ------      ------     ------  ----------  ----------
                                                                                                          (Unaudited)
Conversion of preferred stock into common
    stock in 1991                                 (635,000)        (32)       254,000      -       32            -
Conversion of preferred stock into common stock
    in 1992                                       (697,000)        (35)       278,800      -       35            -

Net loss for the period from inception to October
    31, 1998                                             -           -              -      -        -       (4,911)
                                                ----------      ------     ----------    ---   ------     --------
Balance, October 31, 1998(unaudited)		24,908,450       1,245     85,712,039     86    4,373       (4,911)

Net loss for the year ended October 31, 1999             -           -              -      -        -          (30)
                                                ----------      ------     ----------    ---   ------     --------
Balance, October 31, 1999                       24,908,450       1,245     85,712,039     86    4,373       (4,941)

Net loss for the year ended October 31, 2000             -           -              -      -        -          (34)
                                                ----------      ------     ----------    ---   ------     --------
Balance, October 31, 2000                       24,908,450       1,245     85,712,039     86    4,373       (4,975)

Net loss for the year ended October 31, 2001             -           -              -      -        -          (91)
                                                ----------      ------     ----------    ---   ------     --------
Balance, October 31, 2001                       24,908,450       1,245     85,712,039     86    4,373       (5,066)

Net loss for the year ended October 31, 2002	         -           -              -      -        -         (123)
                                                ----------      ------     ----------    ---   ------      --------
Balance, October 31, 2002                      $24,908,450      $1,245     85,712,039    $86   $4,373       $(5,189)
                                               ===========      ======     ==========    ===   ======      ========

                            See accompanying notes.

ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the years ended October 31, 2000, 2001 and 2002 and Cumulative Amounts from Inception (May 19, 1978)
  to October 31, 2002


(Dollar amounts in thousands)
                                                                                              Cumulative
                                                                                             amounts from
                                                                                              inception
                                                              2000       2001      2002      (May 19, 1978)
                                                              ----       ----      ----      --------------
                                                                                             (unaudited)

Cash flows from operating activities:
   Net loss                                                   $(34)     $ (91)    $(123)     $(5,189)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Loss from subsidiary                                       -          -        -            96
      Depreciation, depletion and amortization                   -          -        -           286
      Write-down of mill and mineral interests                   -          -        -         2,933
      Abandonment of non-producing mineral interests             -          -        -            76
      Gain on sale of mineral interests and oil and gas
       properties                                                -          -        -           (57)
      Gain on disposal of machinery and equipment                -          -        -           (73)
      Amortization of deferred revenue                           -          -        -           (24)
      Advance royalties                                          -          -        -            28
      Issuance of common stock for services                      -          -        -           105
      Change in assets and liabilities:
       Increase in prepaid expenses and deposits                 -         (8)       8             -
       Increase (decrease) in accounts payable                  (8)         9       (5)            4
                                                               ---        ---      ---         -----
         Total adjustments                                      (8)         1        3         3,374
                                                               ---        ---      ---         -----

         Net cash used in operating activities                 (42)       (90)    (120)       (1,815)

                         (Continued on following page)
                             See accompanying notes.

ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the years ended October 31, 2000, 2001 and 2002 and Cumulative Amounts from Inception (May 19, 1978)
  to October 31, 2002
                        (Continued from preceding page)
(Dollar amounts in thousands)
                                                                                              Cumulative
                                                                                             amounts from
                                                                                              inception
                                                           2000         2001        2002    (May 19, 1978)
                                                           ----         ----        ----     --------------
                                                                                              (unaudited)
Cash flows from investing activities:
   Maturity (purchase) of certificates of deposit           200            -          -            -
   Proceeds from sale of assets held for sale,
    mineral interests, oil and gas properties and equipment   -            -         75          313
   Decrease in advances and investment in affiliates          -            -          -          175
   Acquisition of:
    Mineral interests and oil and gas properties              -            -          -       (3,414)
    Mill and equipment                                        -            -          -         (395)
    Other                                                     -            -          -          (58)
                                                            ---          ---        ---       ------

   Net cash provided by (used in) investing activities      200            -         75       (3,379)

Cash flows from financing activities: Proceeds from the sale of:
    Common stock - net                                        -            -          -        2,802
    Preferred stock - net                                     -            -          -        2,486
                                                            ---          ---        ---       ------

   Net cash provided by financing activities                  -            -          -        5,288
                                                            ---          ---        ---       ------

Increase (decrease) in cash                                 158          (90)       (45)          94

Cash and cash equivalents at beginning of period             71          229        139            -
                                                            ---         ----        ---       ------
Cash and cash equivalents at end of period                 $229         $139       $ 94        $  94
                                                           ====         ====       ====       ======

                            See accompanying notes.
                                      F-11

ROCKY MOUNTAIN MINERALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2000, 2001 and 2002


1. Organization and summary of significant accounting policies

Organization:

Rocky Mountain Minerals, Inc. (the Company) was incorporated on February 21, 1974,and began operations on May 19, 1978 (inception) and is considered to be a mining company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the acquisition of mineral interests, oil and as properties and leases, financing activities, and initiated milling of the Company's mine tailings in 1983. During the year ended October 31, 1982, the Company disposed of the majority of its oil and gas properties. In January 1984, the Company discontinued milling. Subsequent to October 31, 1991, the Company has been inactive and has had limited receipts and expenditures.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Significant items subject to such estimates and assumptions include the carrying value of assets held for sale and long-lived assets. Actual results could differ from those estimates.

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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2000, 2001 and 2002


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

Unaudited financial statements:

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations and cash flows for the period from inception (May 19, 1978) to October 31, 2002.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2000, 2001 and 2002

2. Purchase of Rochester mining properties

In October 1980, the Company entered into an agreement with certain individuals, including officers and directors of the Company, whereby the Company sold each of them a certain number of shares of its common stock (1,400,000 in the aggregate); a percentage of the net profits, if any, on an accumulated basis (10.5% in the aggregate) from the operations of the mill being acquired from Rochester; and a perpetual non-participating royalty interest in the patented mining claims being acquired from Rochester (10.5% aggregate). The Company valued the shares issued under the agreements at $.28225 per share that represented approximately 60% of the quoted market "bid" price on October 28, 1980. The balance of the amount received from the "private placement" ($348,400) was deferred until closing of the agreement with Rochester, at which time, the amount deferred was credited to the total purchase price of the properties.

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

During 2002 the Registrant sold all its interest in the eleven patented claims, together with the dump and tailings material and equipment, that it purchased from Rochester Enterprises, Ltd. for $75,000.

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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2000, 2001 and 2002


4. Preferred stock

During fiscal 1981, the stockholders voted to amend the Articles of Incorporation to authorize the issuance of preferred stock having a par value of $.05. The Board of Directors designated 44,000,000 shares of the preferred stock as $.015 cumulative convertible preferred stock (hereinafter referred to as "preferred stock"). The holders of the preferred stock are entitled to receive $.015 per share annual dividends, and $.10 per share, plus accrued but unpaid dividends, upon liquidation, dissolution or winding up of the Company. The dividends, which may be paid in cash, common stock or gold, are payable annually, if and when declared by the Board f Directors only from earned surplus. Cumulative dividends in arrears as of October 31, 2002 amount to $7,846,163 ($.32 per share). Each share of the preferred stock is convertible by the holder, at his option, into .4 shares of common stock.
The preferred stock may be called for redemption at $.15 per share, plus accrued but unpaid dividends, either in cash, in common stock or gold.

5. Common stock

In connection with a stock purchase agreement consummated on April 22, 1988, with Quillium Nominees Pty., Ltd. (Quillium) pursuant to which 33,333,000 shares of the Company's restricted common stock were issued, the Company agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, for the 33,333,000 shares issued under the agreement. This has not been performed as of October 31, 2002.

6. Income taxes

At October 31, 2002, the Company had net operating loss carryforwards for tax purposes of approximately $1,384,000. If not used to offset future taxable income, the carryforwards will expire as follows:


          Fiscal Year of expiration       Amount
          -------------------------       ------
                  2003                    $226,000
                  2004                     215,000
                  2005                     194,000
                  2006                      78,000
                  2007                      98,000
                  2008                      33,000
                  2010                     109,000
                  2011                      25,000
                  2012                     126,000
                  2020                      30,000
                  2021                      34,000
                  2022	                    91,000
                  2023				 125,000

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2000, 2001 and 2002

6.	Income taxes (continued)

At October 31, 2001 and 2002, total deferred tax assets and valuation allowances are as follows:


       Deferred tax assets resulting         2001         2002
                                             ----         ----
          Net operating loss           $   610,000     $484,000
          Write-down of assets held        612,000      612,000
                                       -----------   -----------
              Total                      1,222,000    1,096,000
          Less valuation allowance      (1,222,000)  (1,096,000)
                                       -----------   -----------
                                       $         -   $         -
                                       ===========   ===========
A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

7. Basic loss per common share

Basic loss per common share is based on the weighted average number of shares of common stock outstanding during each year, 85,712,000 shares in 2000, 2001 and 2002 and 60,884,000 shares for the period from May 19, 1978 through October 31, 2002.

8. Commitments and contingencies

Insurance:

The Company is, to a significant degree, without insurance pertaining to Various potential risks with respect to its properties, including general Liability, because it is presently not able to obtain insurance for such Risks at rates and on terms, which it considers reasonable. The financial position of the Company in future periods could be adversely affected if uninsured losses were to be incurred.

9. Related party transactions

In 1994, the Company entered into an agreement to reimburse its President for office space and overhead. Total amounts paid and payable to the President for office usage during the three years ended October 31, 2002 were $2,700 in 2000, $5,400 in 2001, and $24,000 in 2002.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN MINERALS, INC.
                               BY:  /s/ W. Ray Hill
                                   W. Ray Hill, President

DATED:  January 27, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATED: January 27, 2003       BY:   /s/ W. Ray Hill
                                   W. Ray Hill, Treasurer and Director
                                   (Principal Executive, Financial and
                                    Accounting Officer)

DATED: January 27, 2003        BY:  /s/ E. Geoffrey Albers
                                   E. Geoffrey Albers, Director


DATED: January 27, 2003        BY:	/s/ Peter J. Sterling
     Peter J. Sterling, Director


DATED: January 27, 2003        BY:  /s/ John B. Rubel
                                   John B. Rubel, Director

                      CERTIFICATION PURSUANT TO
 SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
            SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, W. Ray Hill, certify that:
1. I have reviewed this annual report on Form 10-K of Rocky Mountain Minerals, Inc.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: January 27, 2003	                       ___/s/ W. Ray Hill_________
                                               W. Ray Hill
                                               Chief Executive Officer and
                                               Chief Financial Officer

                                                              Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Rocky Mountain Minerals, Inc. (the "Company") on Form 10-K for the year ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Ray Hill, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

	(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Dated: January 27, 2003				     _ W. Ray Hill____________
                                               W. Ray Hill
                                               Chief Executive Officer and
                                               Chief Financial Officer