Form 10-Q
period 2003-01-31
ROCKY MOUNTAIN MINERALS INC
filed 2003-03-13
CIK 312583

FORM 10-Q

		    SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

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

			  (928) 778-1450
		   Registrant's telephone number

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                   Outstanding at January 31, 2003
Common stock, $.001 par value           85,712,039 shares

			ROCKY MOUNTAIN MINERALS, INC.

			     INDEX TO FORM 10-Q


PART 1.		FINANCIAL INFORMATION

Item 1.		Financial Statements			PAGE

		Balance Sheets, October 31, 2002
		and January 31, 2003	. . . . . . . 	 1-2

		Statement of Operations for the
		Three Months ended January 31,
		2003 and 2002		. . . . . . .	   3

		Statement of Cash Flows Three
		Months Ended January 31, 2003
		and 2002		. . . . . . .	   4

		Notes to Financial Statements . . . . 	   5


Item 2.		Management's  Discussion and Analysis
		of Financial Condition and
		Results of Operations	. . . . . . .	  6-8


PART II.	OTHER INFORMATION

Item 6.		Exhibits and Reports on Form 8-K. . .	   9

		Signatures		. . . . . . .	   9

		PART 1. FINANCIAL INFORMATION


ITEM 1.			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)



			BALANCE SHEET
			(Unaudited)

			     ASSETS

(Amounts in thousand, except per share data)
                           October 31, 			 January 31,
                              2002	     		    2003
                           (Audited)    		 (Unaudited)
ASSETS
Current Assets:
   	Cash                 $     94     		 $     76
  	Assets held for sale      425           	      425
        Deposits                    8	                        4
	                   __________                     _______
        Total current assets      519			      501



                           __________   	       __________
TOTAL ASSETS                 $    519			 $    501














				See accompanying notes.

					(1)

				ROCKY MOUNTAIN MINERALS, INC.
				(A Development Stage Company)

					BALANCE SHEET
					(Unaudited)

			LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
                           October 31,    		January 31,
                              2002          		   2003
                           (Audited)     		(Unaudited)


Total liabilities
   Accounts payable    	     $          4	    $        5

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 24,908,450 shares
     issued and outstanding         1,245          	 1,245

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     85,712,039 shares issued and
     outstanding                       86                   86

   Capital in excess of par value   4,373         	 4,373
   Deficit accumulated during the
     development stage             (5,189)        	(5,208)
                               __________     	     _________

Total stockholder's equity            515           	   496
                               __________    	     _________

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY          $       519         $        501


			See accompanying notes.

				(2)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)

			STATEMENT OF OPERATIONS
				(Unaudited)

       				For the Three Months
				Ended January 31,
                                2002           		2003





Revenues:
  Interest                    $	     -          $        -
                                ______             _______
                                     -        		 -

Costs and expenses:
  General and administrative   	    37          	 6
  Depreciation, depletion
   and amortization            	     -      		 -
  Interest                	     -    		 -
                    		______             _______

Net loss (Note 2)   	      $    (37)	         $      (6)

		    		 =====    	    ======

Loss per share (Note 3):      $      *           $       *


*Less than $0.01 per share.










			See accompanying notes.
				(3)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)

			  STATEMENT OF CASH FLOWS
				(Unaudited)

				   ASSETS
                          	           For the Three Months
                               			January 31,
                                          2002         	      2003

Cash flows from operating activities:
 Net loss                            $  (37)    	  $   (18)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
 Depreciation, depletion
  and amortization                        -                     -
 Changes in assets and liabilities:
 Decrease in prepaid expenses
  and deposits			          4		        -
 Increase in accounts payable     	  4                     -
 Net cash used in operating          ______		   ______
  activities			        (29)		      (18)
				     ______		   ______
Cash flows from investing activities:
 Acquisition of property and
  equipment			          -   		        -
				     ______		   ______
Net cash from investing activities        -     	        -
				     ______		   ______

Cash flows from financing activities:
 Proceeds from payment on long
  term debt                   	          -        	        -
				     ______		   ______
 Net cash from financing activities       -       	        -
				     ______		   ______
Decrease in cash 		        (29)      	      (18)

Cash at beginning of period             139   		       94

Cash at end of period            $      110    	        $      76
 	                              =====    		    =====

			See accompanying notes.
				(4)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


  1)   	The accompanying financial statements of the Company have been
	prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation.
	The results of operations for the three months ended January 31, 2003 and January 31, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2002 as filed with the Securities and Exchange Commission.

  2)	No provision for income taxes is required for the period ended
	January 31, 2003 or 2002, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

  3)	Loss per share is based on the weighted average number of
	shares of common stock outstanding during the three months ended January 31, 2003 and 2002, 85,712,000 shares.















				(5)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS


Critical Accounting Policies

	The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results. The preparation of this Quarterly Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during the reporting period and contingent assets and liabilities as of the date of the Company's financial statements. There can be no assurance that the actual results will not differ from those estimates.

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

Impairment of long-lived assets:

	The Company evaluates the potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company quarterly reviews the amount of recorded long-lived assets for impairment. If the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, the Company will recognize an impairment loss in such period.


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

			    (6)

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

	General and administrative expenses increased for the three months ending January 31, 2003 as compared to the three months ended January 31, 2002 primarily due to the Registrant's higher level of activity in evaluating various business opportunities during 2003.

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


				(7)

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
























				(8)

PART II.  OTHER INFORMATION

ROCKY MOUNTAIN MINERALS, INC.


Item 6. Exhibits and Reports on Form 8-K.

(a) 	Exhibits.   None.

99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the
	United States Code.

(b)     Reports on Form 8-K.    There were no reports filed by the
	Registrant on Form 8-K for the quarter ended January 31, 2003.









SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              	 ROCKY MOUNTAIN MINERALS, INC.
                                 (Registrant)





Date:  March 12, 2003            By:  /s/  W. Ray Hill
				  W. Ray Hill
                                  Principal Financial Officer


Date:  March 12, 2003            By:  /s/  W. Ray Hill
				  W.  Ray Hill
                                  Principal Executive Officer


                                    (9)

		CERTIFICATION PURSUANT TO
  SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14,
			and 15d-15
	SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, W. Ray Hill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rocky Mountain Minerals, Inc.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: March 12, 2003                             /s/ W. Ray Hill
    					   ___________________________
						   W. Ray Hill
                                           Chief Executive Officer and
                                            Chief Financial Officer

Exhibit 99.1

		   	CERTIFICATION PURSUANT TO
			18 U.S.C. SECTION 1350,
			AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Rocky Mountain Minerals, Inc. (the "Company") on Form 10-Q for the quarter ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Ray Hill, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section
	13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in
	all material respects, the financial condition and result of operations of the Company.



Dated: March 12, 2003                	     /s/W. Ray Hill
					   _______________________
	                        	     W. Ray Hill
                                         Chief Executive Officer and
                                          Chief Financial Officer