Form 10-Q
period 2003-04-30
ROCKY MOUNTAIN MINERALS INC
filed 2003-06-06
CIK 312583

FORM 10-Q

		SECURITIES AND EXCHANGE COMMISSION
		    Washington, D.C.  20549

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003.

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

Class                                       Outstanding at April 30, 2003
Common stock, $.001 par value               85,712,039 shares

		ROCKY MOUNTAIN MINERALS, INC.

		INDEX TO FORM 10-Q
								  PAGE
PART 1.	FINANCIAL INFORMATION:

Item 1.		Financial Statements

		Balance Sheets, October 31, 2002 and
		April 30, 2003 . . . . . . . . . . . . . . . .   1 - 2

		Statements of Operations for the
		Six Months and Three Months
		ended April 30, 2003 and 2002  . . . . . . . .     3

		Statements of Cash Flows Six Months
		ended April 30, 2003 and 2002  . . . . . . . .     4

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
		(A Development Stage Company)

			BALANCE SHEET
			 (Unaudited)

			   ASSETS

	(Amounts in thousand, except per share data)
                      	 October 31, 			 April 30,
                          2002	     		    	  2003
                         (Audited)    			(Unaudited)
ASSETS
	Current Assets:
   	Cash            	$     94     		 $      46
  	Assets held for sale, net    425           	       418
             	                 _______                   _______
        Total current assets         519		       464





                                 _______   		   _______
TOTAL ASSETS                    $    519 		$      464















			See accompanying notes.
				(1)

		ROCKY MOUNTAIN MINERALS, INC.
		(A Development Stage Company)

			BALANCE SHEET
			(Unaudited)

		LIABILITIES AND STOCKHOLDERS' EQUITY

	(Amounts in thousands, except per share data)
                            October 31,    		April 30,
                              2002          		  2003
                            (Audited)     	       (Unaudited)


Total liabilities
   Accounts payable              $         4            $         4

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 24,908,450 shares
     issued and outstanding             1,245          	      1,245

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     85,712,039 shares issued and
     outstanding                           86                    86

   Capital in excess of par value       4,373         	      4,373
   Deficit accumulated during the
     development stage                 (5,189)        	     (5,244)
                                   __________     	  _________

Total stockholder's equity                515           	460
                                   __________    	  _________

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY             $        519           $       464


			See accompanying notes.

				(2)

		ROCKY MOUNTAIN MINERALS, INC.
		(A Development Stage Company)

		   STATEMENT OF OPERATIONS
			(Unaudited)

		    For the Six Months 		For the Three Months
		    Ended April 30,		Ended April 30,
                    2002          2003     	2002		2003





Revenues:
  Interest          	$	      -	         -	$        - 	   -
                       		_______    _______  	   _______    ______
  	                     	      -          -     	         -	   -

Costs and expenses:
  General and administrative         62  	55		25        37

                    		_______    _______         _______    ______

Net loss (Note 2)   	$     	    (62)       (55)	       (25)	 (37)




Loss per share (Note 3):        $     *    $     *         $     *   $     *
      				=======    ======= 	   =======   =======




*Less than $0.01 per share.







			See accompanying notes.
				(3)

		ROCKY MOUNTAIN MINERALS, INC.
		(A Development Stage Company)

				STATEMENT OF CASH FLOWS
				     (Unaudited)

				ASSETS

 				For the Six Months Ended April 30,
				          2002         		2003

Cash flows from operating activities:
   Net loss                          	$    (62)    		$    (55)
   Adjustments to reconcile net
   loss to net cash used in
      operating activities:
     Depreciation, depletion
       and amortization                        -          	       -
     Changes in assets and liabilities:
     Decrease in prepaid expenses
	and deposits			       4		       -
     Decrease in accounts payable     	      (9)        	       -
					   _____		   _____
   Net cash used in operating
	activities			     (67)		     (55)
					   _____		   _____

Cash flows from investing activities:
   Proceeds from sale of assets
	held for sale			       -  		       7
					   _____		   _____
Net cash from investing activities     	       -    		       7
					   _____		   _____

Cash flows from financing activities:
   Proceeds from payment on long
	term debt                   	       -        	       -
					   _____		   _____
   Net cash from financing activities          -       		       -
					   _____		   _____
Decrease in cash 		             (67)      	             (48)

Cash at beginning of period        	     139   		      94

Cash at end of period                   $     72    		 $    46
 	                              	  ======    		  ======

			See accompanying notes.
				(4)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)

			NOTES TO FINANCIAL STATEMENTS
				(Unaudited)


1) The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended
April 30, 2003 and April 30, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2002 as filed with the Securities and Exchange Commission.

2) No provision for income taxes is required for the period ended April 30, 2003 or 2002, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

3) Loss per share is based on the weighted average number of shares of common stock outstanding during the six months ended April 30, 2003 and 2002, 85,712,000 shares.















				(5)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	General and administrative expenses were approximately the same for the six months ending April 30, 2003 as compared to the six months ended April 30, 2002.

	The Registrant began operations on May 19, 1978 and is considered to be a mining company in the exploratory stage and has had no significant revenues. In 1984 the Company ceased gold milling operations at its Rochester, Montana mining property. During 1988, with the receipt of funding from a stock purchase agreement, it resumed mineral exploration both at Rochester and elsewhere in North America and Australia. Despite detailed geologic investigations by the Company and by leading gold exploration companies, there was insufficient encouragement from results to warrant further investigations at Rochester. The Registrant later became involved in waste management activities. Subsequent to October
31, 1991, and following the sale of the waste management interests, the registrant has had limited receipts and expenditures.


       During 1990, the Registrant recorded a charge to expense of $1,037,669 representing the excess of net book value over the estimated recoverable value of the Rochester Mill (the Mill). In December of 1990, the Registrant decided to sell certain assets at the Mill, and the net assets were reclassified to net assets held for sale and stated at their net realizable value. In 1991 and 1993, pursuant to property appraisals, the Registrant recorded additional charges to expense totaling $200,000, representing excess net book value over the estimated recoverable value of the Mill. In 1997, a tax deed was issued by the Madison County, Montana Treasurer for the Mill and related property, and the Registrant wrote off the Mill and related property and recorded a loss of approximately $27,000.

	In May 2002 and April 2003 the Registrant sold thirteen patented mining claims in the Rochester Mining District to Independent Milling, LLC. The net consideration received by the Registrant was $82,192. The additional 310 acres owned by the Registrant in the Rochester District are presently being brokered for sale.

	In April 2003 the Registrant acquired a 25% interest in two petroleum exploration permits in the North West Shelf area of the Carnarvon Basin, offshore Western Australia. The area represented by the permits is approximately 356,000 acres, and the project is known as the Exmouth Joint Venture Project. The Registrant has agreed to earn a 25% interest in the project by funding an amount of $950,000. To meet this obligation the Registrant has entered into a Subscription Agreement with Fidelity Investments Limited whereby Fidelity will be issued 5,000,000 shares of Restricted
Common Stock and 19,091,550 shares of Restricted $0.015 Cumulative Convertible Preferred Stock.

				(6)

	The initial exploration program will consist of acquiring existing open-file seismic data including 2D and 3D seismic data sets, and the shooting of 2,250 kilometers of new 2D seismic surveying. All subsequent costs relating to the Joint Venture shall be shared by the Participants in accordance with their interests and governed by the Joint Venture Operation Agreement.

	The Registrant has received approval from the Western Australian Offshore Petroleum Authority for the farmin to a 25% interest in the petroleum exploration permits, WA-322-P and WA-329-P, which presently comprise the Exmouth Joint Venture Project.

	The Company plans to seek out further oil and gas exploration and production properties in the Rocky Mountain region of the U.S. and also in Australia. To advance these plans, the Company has established a representative office in Melbourne, Australia and Prescott, Arizona.

Liquidity and Capital Resources

	Since ceasing milling operations at its Rochester, Montana property in 1984, the Registrant has evaluated this and other mineral properties, as well as having pursued waste management activities. The waste management assets have been sold and the Registrant has now placed the balance of its Rochester property on the market for sale and anticipates receiving $418,000 for the property.

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









				(7)

PART II.  OTHER INFORMATION

			ROCKY MOUNTAIN MINERALS, INC.


Item 6. Exhibits and Reports on Form 8-K.

(a)	List of Exhibits

99. 	Additional Exhibits
99.1 	Certification of Chief Executive Officer under Section 906 of
	Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K.

	Form 8-K filed March 3, 2003.





				SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             	ROCKY MOUNTAIN MINERALS, INC.
                                (Registrant)





Date:  June 6, 2003             By:  /s/  W. Ray Hill
				_____________________
				W. Ray Hill
                                Principal Financial Officer


Date:  June 6, 2003             By:  /s/  W. Ray Hill
				_____________________
				W.  Ray Hill
                                Principal Executive Officer


                                 (8)

		   CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-
                               15
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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



Dated: June 6, 2003                       	/s/ W. Ray Hill
						___________________
                                  	        W. Ray Hill
                                           	Chief Executive Officer and
                                        	Chief Financial Officer

							Exhibit 99.1

			CERTIFICATION PURSUANT TO
			18 U.S.C. SECTION 1350,
			AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Rocky Mountain Minerals, Inc. (the "Company") on Form 10-Q for the quarter ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Ray Hill, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly
presents, in all material respects, the financial condition and result of operations of the Company.



Dated: June 6, 2003                 	/s/W. Ray Hill
					_____________
                        		W. Ray Hill
                                        Chief Executive Officer and
                                        Chief Financial Officer