Form 10-Q
period 2003-07-31
ROCKY MOUNTAIN MINERALS INC
filed 2003-09-22
CIK 312583

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003.

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

Class                                               Outstanding at July 31, 2003
Common stock, $.001 par value                       90,712,039 shares

                          ROCKY MOUNTAIN MINERALS, INC.

                               INDEX TO FORM 10-Q



PART 1.  FINANCIAL INFORMATION:

Item 1.  Financial Statements                                               PAGE
                                                                            ----


         Balance Sheet, October 31, 2002 (audited)
         and July 31, 2003 (unaudited).................................    1 - 2

         Statements of Operations for the
         Nine Months and Three Months
         ended July 31, 2003 and 2002 (unaudited)......................        3

         Statement of Stockholder's Equity for the
         Nine Months Ended July 31, 2003 (unaudited)...................        4

         Statements of Cash Flows Nine Months
         Ended July 31, 2003 and 2002 (unaudited)......................        5

         Notes to Financial Statements (unaudited).....................        6


Item 2.  Management's Discussion and Analysis
         of  Financial Condition and
         Results of Operations.........................................    7 - 8


PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K..............................        9

         Signatures....................................................        9

                          PART I. FINANCIAL INFORMATION

ITEM 1.
                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET


                                     ASSETS

                  (Amounts in thousand, except per share data)

                                                      October 31,         July 31,
                                                          2002              2003
                                                       (Audited)        (Unaudited)
ASSETS
     Current Assets:
         Cash                                         $     94           $     16
         Assets held for sale                              425                150
                                                      --------           --------
            Total current assets                           519                166


      Investment in joint venture                           --                158




                                                      --------           --------
TOTAL ASSETS                                          $    519           $    324




                             See accompanying notes.

                                       (1)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                  (Amounts in thousands, except per share data)

                                                          October 31,          July 31,
                                                             2002               2003
                                                          (Audited)          (Unaudited)
Total liabilities
   Accounts payable                                       $       4           $      5
   Registration costs                                             -                 40


Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                                   1,245              2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     90,712,039 shares issued and
     outstanding                                                 86                 91

   Capital in excess of par value                             4,373              3,531
   Deficit accumulated during the
     development stage                                       (5,189)            (5,543)
                                                          ----------          ---------

Total stockholder's equity                                      515                279
                                                          ----------          ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                      $     519           $    324



                             See accompanying notes.

                                       (2)


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                              For the Nine Months               For the Three Months
                                                 Ended July 31,                     Ended July 31,
                                            2002             2003              2002             2003


Revenues:
  Interest                                $     -               -           $     -                -
                                          -------         -------           -------          -------
                                                -               -                 -                -

Costs and expenses:
  General and administrative                   99              86                37               31
  Write-down of assets
          held for sale                         -             268                 -              268
                                          -------         -------           -------          -------

Net loss (Note 2)                        $    (99)           (354)              (37)            (299)



Loss per share (Note 3):                 $      *         $     *           $     *          $     *

                                         ========         =======           =======          =======


*Less than $0.01 per share.

                             See accompanying notes.
                                       (3)


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                     For the nine months ended July 31, 2003
                                   (Unaudited)


                                                                                        Capital in     Accumulated
                                                 Preferred stock     Common stock      Excess of Par     Deficit
                                                ----------------   ----------------   --------------- -------------
                                                Shares   Amount    Shares    Amount
                                                ------   ------    -------   ------
Balance, October 31, 2002                       24,909   $1,245    85,712       $86      $4,373        $(5,189)

   Issuance of stock for investment
     in joint venture                           19,091      955     5,000         5        (842)            --

Net loss for the nine months
     Ended July 31, 2003                            --       --        --        --          --           (354)
                                                -------  ------    -------   ------     -------       --------

Balance, July 31, 2003                          44,000   $2,200    90,712       $91      $3,531        $(5,543)
                                                ======   ======    =======   ======     =======       ========







                             See accompanying notes.

                                       (4)


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                        For the Nine Months Ended July 31,
                                                          2002                       2003

Cash flows from operating activities:
   Net loss                                            $    (99)                  $     (86)
   Adjustments to reconcile net
   loss to net cash used in
      operating activities:
     Depreciation, depletion
       and amortization                                       -                           -
     Changes in assets and liabilities:
         Accounts receivable                                 (3)                          -
         Deposits                                             8                           -
         Accounts payable                                    (1)                          1
                                                       ---------                  ----------

   Net cash used in operating
         activities                                         (95)                        (85)
                                                       ---------                  ----------

Cash flows from investing activities:
   Proceeds from sale of assets held
         for sale                                            74                           7
                                                       ---------                  ----------
Net cash provided by
         investing activities                                74                           7
                                                       ---------                  ----------

Cash flows from financing activities:

                                                              -                           -
                                                       ---------                  ----------
   Net cash from financing activities                         -                           -
                                                       ---------                  ----------
Decrease in cash                                            (21)                        (78)

Cash at beginning of period                                 139                          94
                                                       ---------                  ----------

Cash at end of period                                  $    118                   $      16
                                                       =========                  ==========




                             See accompanying notes.

                                       (5)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1) The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the nine months ended July 31, 2003 and July 31, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2002 as filed with the Securities and Exchange Commission.

2) No provision for income taxes is required for the period ended July 31, 2003 or 2002, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

3) Loss per share is based on the weighted average number of shares of common stock outstanding during the three months ended July 31, 2003 and 2002 of 88,701 shares and 85,712 shares, respectively, and during the nine months ended July 31, 2003 and 2002 of 86,719 shares and 85,712 shares, respectively.

4) During the period ended July 31, 2003, the Company determined that the carrying amount of Assets held for sale is not recoverable from its discounted cash flows and recognized an impairment loss of $268.

5) In April 2003 the Registrant acquired a 25% interest in two petroleum exploration permits in the North West Shelf area of the Carnarvon Basin, offshore Western Australia, from two unlisted public companies. Mr. E.G. Albers, a member of the Registrant's board, is also a shareholder and director of these two public companies. The area represented by the permits is approximately 356,000 acres, and the project is known as the Exmouth Joint Venture Project. In agreeing to earn a 25% interest in the project, the Registrant issued 5,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $0.015 Cumulative Convertible Preferred Stock. In September 2003, the Registrant has agreed to issue an additional 10,000,000 shares of Restricted Common Stock, when taken with the previous issue aforesaid, to meet a $969,550 funding requirement associated with the interest.

                                       (6)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


     The initial exploration program will consist of acquiring and interpreting existing open-file seismic data including 2D and 3D seismic data sets, and the shooting of 2,250 kilometers of new 2D seismic surveying. All subsequent costs above $969,550 relating to the Joint Venture shall be shared by the Participants in accordance with their interests and governed by the Joint Venture Operation Agreement. The Registrant has received approval from the Western Australian Offshore Petroleum Authority for the farmin to a 25% interest in the petroleum exploration permits, WA-322-P and WA-329-P, which presently comprise the Exmouth Joint Venture Project.



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

     General and administrative expenses decreased for the three and nine months ending July 31, 2003 as compared to the three and nine months ended July 31, 2002 primarily due to the Registrant's lower level of activity in evaluating various business opportunities during 2003.

     In May 2002 and April 2003 the Registrant sold thirteen patented mining claims in the Rochester Mining District to Independent Milling, LLC. The net consideration received by the Registrant was $82,192. While the additional 310 acres owned by the Registrant in the Rochester District are being held for sale, the Company has recognized an impairment loss of $268 during the period ended July 31, 2003.

     The Company plans to seek out further oil and gas exploration and production properties in the Rocky Mountain region of the U.S. and also in Australia. To advance these plans, the Company has established a representative office in Melbourne, Australia and Prescott, Arizona.

                                                                             (7)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)


Liquidity and Capital Resources

     Since ceasing milling operations at its Rochester, Montana property in 1984, the Registrant has evaluated this and other mineral properties, as well as having pursued waste management activities. The waste management assets have been sold and the Registrant has its Rochester property on the market for sale and anticipates receiving approximately $150,000 for the property.

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

                                       (8)

PART II.  OTHER INFORMATION

                          ROCKY MOUNTAIN MINERALS, INC.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

    31.1 CEO and CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

    Form 8-Ks filed May 1, 2003 and June 5, 2003.

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ROCKY MOUNTAIN MINERALS, INC.
                                               (Registrant)

Date:  September 22, 2003                      By:  /s/  W. Ray Hill
                                                  ------------------------------
                                               W. Ray Hill
                                               Principal Financial Officer

Date:  September 22, 2003                      By:  /s/  W. Ray Hill
                                                  ------------------------------
                                               W. Ray Hill
                                               Principal Executive Officer

                                       (9)