Form 10-K
period 2003-10-31
ROCKY MOUNTAIN MINERALS INC
filed 2004-01-29
CIK 312583

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended October 31, 2003

                                       OR

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the Transition period from ________  to  _________

Commission file number: 0-9060


                         ROCKY MOUNTAIN MINERALS, INC.
           ----------------------------------------------------
          (Exact name of Registrant as specified in its charter)


           Wyoming                                        83-022110
 ------------------------------                   ---------------------------
(State or other jurisdiction of                  (IRS Employer Identification
 incorporation or organization)                             Number)

       2480 North Tolemac Way
        Prescott, Arizona                                    86305
   --------------------------------------                   --------
  (Address of principal executive offices)                 (Zip Code)


                                 (928) 778-1450
                          -----------------------------
                          Registrant's telephone number


Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of class)

       $.015 Cumulative Convertible Preferred Stock, $.05 Par Value
       ------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the average of the bid and asked prices of these shares on the over-the-counter market) as of October 31,2003: $2,014,241.


Class                                    Outstanding at October 31, 2003
Common stock, $.001 par value                         100,712,039 shares

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

     Since the beginning of the 2003 fiscal year, the Registrant was not involved in any bankruptcy, receivership or similar proceedings, nor did it engage in any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets otherwise than in the ordinary course of business, except as set forth below.

     During fiscal year 2003 the Registrant acquired a 25% farm in interest in two oil and gas leases in the NW Shelf, offshore Australia. During 2003 the Registrant actively pursued the evaluation of oil and gas prospects in both the Western U.S. and Australia. The Registrant sold thirteen patented mining claims, together with the dumps and tailings, in the Rochester Mining District during 2002 and 2003. The Registrant is actively pursuing the sale of its remaining property located in Madison County, Montana (see Item 1 (c)(1)(i) Mining Operations Segment).

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


     Farm in: An agreement whereby a third party agrees to provide a certain level of funding for the exploration or development of an oil and gas property and in return receives or earns a working interest in the property from the owner(s)of the property.

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

     (c)(1)(i) Oil and Gas Operations Segment

     In 2003 the Registrant acquired a 25% interest in two offshore oil and gas leases offshore Western Australia. The Registrant also owns various overriding royalty interests in oil and gas properties in Campbell County, Wyoming. See
Item 2 - "Properties" of this report.

     The Registrant has no plans to engage in any exploratory oil or gas drilling on acreage for its own account. However, if additional financing can be obtained, it may engage in well drilling, depending upon the cost of the well drilling, the terms of any participation, future farm out, joint venture or similar arrangements, which may be entered into.

     The acquisition of oil and gas interests, is competitive. The Registrant anticipates that it will continue to encounter strong competition from many established companies with greater financial, personnel and informational resources. Competition from such companies, together with rising prices of oil and gas, may escalate the cost of acquiring properties from others beyond the range of prices the Registrant can afford. If valuable oil and gas deposits are discovered on the Registrant's properties, their marketability will depend on numerous factors, including available equipment for which there is strong demand and other supplies of oil and gas.


Mining Operations Segment

     The Registrant's previous business activities in its mining operations segment have been the construction and operation of an ore mill facility in Madison County, Montana. The Registrant has produced both gold and silver, which were sold by the Registrant to a refiner for "spot" market gold and silver prices. However, the Registrant has not operated the mill facility since 1984. In 2002 and 2003 the Registrant sold all its interest in the thirteen patented mining claims, together with the dump and tailings material and equipment that it purchased from Rochester Enterprises, Ltd., and is pursuing the sale of the additional eighteen patented claims in the district.


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

     As of October 31, 2003, the Registrant employed two persons, each on a part time, as needed basis.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     The Registrant is a participant in the Exmouth Joint Venture, (see Item 2-Properties, Oil and Gas Properties).

Item 2.  Properties


Oil and Gas Properties

     North West Shelf, Western Australia. The Registrant acquired a 25% interest in two petroleum exploration permits in the North West Shelf area of the Carnarvon Basin, offshore Western Australia. The area represents approximately 356,000 acres, and the project is known as the Exmouth Joint Venture Project. The Registrant issued 19,091,550 shares of Restricted $.015 Cumulative Convertible Preferred Stock and 15,000,000 shares of Restricted Common Stock to earn a 25% interest and to meet a $969,550 funding requirement associated with the interest. Subsequent costs above $969,550 relating to the Joint Venture shall be shared by the participants in accordance with their interests in the project. In addition, the Company recorded an estimate of $40,000 for the costs to register the restricted stock.

     Campbell County, Wyoming. The Registrant owns minor overriding royalty interests in three oil and gas properties located in the Powder River Basin of Campbell County, Wyoming. The Registrant owns a .0160% overriding royalty in the Muddy "B" area (4,626.48 acres) of the Sandbar Unit, a .0261% overriding royalty in the Muddy Sand Unit (8,100.13 acres) and a one percent overriding royalty in 160 acres in the Kitty Field. In the past, the Registrant has received nominal royalties from these properties, which are now principally nonproducing.

Mining Properties

     Madison County, Montana

     In 1980 and 1981 the Registrant acquired a total of 31-patented lode-mining claims, comprising approximately 470 acres, in Madison County, Montana, including the Watseca Mine. There are no proven reserves on any of these properties. The claims are located in the Rochester Mining district, which is accessible by a county highway one and a half miles from Twin Bridges, Montana, and ten miles by a county-maintained road. In addition to the patented mining claims, the Registrant has in the past held possessory title to unpatented lode-mining claims under the mining laws of the United States and the State of Montana. The Registrant does not currently hold any unpatented mining claims. In 2002 and 2003 the Registrant sold its interest in and to the thirteen mining claims purchased from Rochester in 1981.

       Since fiscal year 2000 the Registrant has actively pursued the sale of all of its patented mining claims in the Rochester Mining District. During fiscal year 2002 and 2003 the Registrant sold the thirteen patented mining claims, together with all dump and tailings material, and is pursuing the sale of the remaining eighteen patented claims in the District.

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

                                       *High bid         *Low bid
         11/01/01 - 01/31/02             $.005            $.003
         02/01/02 - 04/30/02             $.005            $.002
         05/01/02 - 07/31/02             $.003            $.001
         08/01/02 - 10/31/02             $.005            $.003
         11/01/02 - 01/31/03             $.010            $.007
         02/01/03 - 04/30/03             $.032            $.007
         05/01/03 - 07/31/03             $.020            $.010
         08/01/03 - 10/31/03             $.043            $.010

     * The above bid and ask prices are estimated by the Registrant based on the limited trading of the Company's securities.

     (b) Holders

     The number of record holders of the Registrant's common stock on October 31, 2003 was approximately 3,720.

     (c) Preferred Stock

       The Company has authorized the issue of 50,000,000 shares of preferred stock of which the relative rights with respect to 44,000,000 of such preferred stock ("Preferred Stock") have been established.

         44,000,000 shares of Preferred Stock were offered and 30,000,000 shares of Preferred Stock were sold in 1981 pursuant to a Registration Statement on Form S-3, registration number 2-70876. In 2003 19,091,550 restricted shares of Preferred Stock were issued as partial consideration for a 25% interest in two oil and gas leases in the North West Shelf area, offshore Western Australia.

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

     (d) Dividends

     The Registrant has paid no dividends with respect to its common stock. There are no contractual restrictions on the Registrant's present or future ability to pay dividends. The Registrant's Preferred Stock, subject to the terms of issue (see (c) above), has the right to dividends (if declared) at a rate of $.015 per share per annum (an annual aggregate of $660,000 as of October 31, 2003) and has full priority over dividends on the common stock. These dividends, if declared, are cumulative and payable annually in cash, in shares of common stock or in kind, at the Registrant's option. Dividends of $.0l5 on the Preferred Stock were due on July 1, 1982, through 2003. The Registrant has not declared payment of these dividends ($8,506,163) and will not do so until such time as profitability permits payment thereof. It is uncertain when, if ever, the Registrant will attain sufficient profitability, which will enable it to begin to declare and pay the dividends in respect to the Preferred Stock.

Item 6.  Selected Financial Data (1)

                                    Years Ended October 31,

                               1999   2000    2001   2002  2003
Operating revenues           $  11     14       6      -     -
Interest expense                 -      -       -      -     -
Net income (loss)              (30)   (34)    (91)  (123) (366)
Net income (loss) per share     (*)    (*)     (*)    (*)   (*)
Total assets                   771    729     647    519   512
Long-term debt                   -      -       -      -     -

     *    Less than $.01 per share.

(1) The selected financial data should be read in conjunction with the related financial statements and notes thereto included under Items 8,14(a)(1) and (2), and 14(d).


(2) Loss per share is based on the weighted average number of shares of common stock and equivalents (stockholders rights of conversion of Convertible Preferred Stock) outstanding during each year: (85,712,000 in 1999, 2000, 2001 and 2002 and 88,212,000 in 2003).


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

Investment in joint venture:

     The Company's investment in joint venture reflects its 25% interest in two petroleum exploration permits, offshore Western Australia. The capitalized cost includes the preferred and common stock at the market price at the date of stock issuance. In addition, the Company recorded an estimate of $40,000 for the costs to register the restricted stock.

Results of Operations

     The Registrant began operations on May 19, 1978 and is considered to be a mining company in the exploratory stage and has had no significant revenues. In 1984 the Company ceased gold extraction operations at Rochester, Montana. During 1988, with the receipt of funding from a stock purchase agreement, it resumed mineral and oil and gas exploration both at Rochester and elsewhere in North America and Australia. Despite detailed geologic investigations at Rochester both by the Company and by leading gold mining companies, there was insufficient encouragement from exploration results to warrant further investigations or activity at Rochester. In 2002 and 2003 the Registrant sold thirteen patented mining claims in the Rochester Mining district for $82,192 and is pursuing the sale of the additional eighteen claims in the district. The Registrant anticipates receiving approximately $150,000 from the remaining property and recorded an impairment loss in the carrying amount of Assets held for sale of $268,000 during the third quarter of 2003.

     In 2003 the Registrant acquired a 25% interest in two petroleum exploration permits in the North West Shelf area of the Carnarvon Basin, offshore Western Australia. The interest was acquired from two public companies, Octanex NL and Strata Resources NL, of which Mr. E.G. Albers, a member of the Registrant's board, is a major shareholder and director. The Registrant acquired the 25% interest by issuing a total of 15,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $.015 Cumulative Convertible Preferred Stock to meet a $969,550 funding requirement associated with the interest. The initial exploration program has consisted of acquiring and interpreting existing open-file seismic data including 2D and 3D seismic data sets and the shooting of 2,250 kilometers of new 2D seismic surveying. All costs above $969,550 to be expended on the Exmouth Joint Venture Project shall be shared by the participants in accordance with their interests. The Registrant has received approval from the Western Australia Offshore Petroleum Authority for the Farm In interest in the petroleum exploration permits, WA-322-P and WA-329-P, which comprise the Exmouth Joint Venture Project.

     General and administrative expenses decreased during fiscal year 2003 as compared to fiscal year 2002 primarily due to the Registrant's lower level of activity in evaluating various opportunities during 2003.

     The Registrant plans to continue its oil and gas exploration activities. To advance these plans, the Company has established a representative office in Melbourne, Australia and in Prescott, Arizona.

Liquidity and Capital Resources

     The following table reflects the Registrant's working capital positions at October 2003 and 2002:

                              October 31, 2003                October 31, 2002
Current assets                   $  154                           $  519
Current liabilities                  45                                4
Working capital                     109                              515
Current ratio                      3.42                              129.8



     Since ceasing milling operations at its Rochester, Montana property in 1984, the Registrant has evaluated this property and other mineral properties, as well as having pursued waste management activities. The waste management assets have been sold and the Registrant has placed its remaining Rochester property on the market for sale.

     Management believes it is reasonably likely that it will be able to generate cash to support its operations during the next twelve months through the sale of the Rochester property or its interest in the Australian permits or through the sale of the Company's common or preferred stock.


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

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

(a, b, e) Identification of Directors and Executive Officers and Their Business
          Experience

NAME:  Ernest Geoffrey Albers       AGE:  59

POSITION, TENURE AND BUSINESS EXPERIENCE:

Mr Albers is a company director with over 30 years experience as a lawyer and administrator in corporate law, petroleum exploration and resource sector investment. During this period Mr Albers has sponsored the formation of companies that have made the original Maari (Moki) oilfield discovery in New Zealand, the Yolla Gas/Condensate discovery in Bass Strait, the Evans Shoal gasfield discovery/appraisal in the Timor Sea and the SE Gobe oilfield development in Papua New Guinea.

Mr Albers is Chairman of Methanol Australia Limited, Octanex NL, Strata Resources NL and various other private and unlisted public companies. He is a member of the Petroleum Exploration Society of Australia and a member of the APPEA Exploration Committee.

NAME:  William Ray Hill                              AGE:  52

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


NAME:  Peter Sterling               AGE:  55

POSITION, TENURE AND BUSINESS EXPERIENCE:

Director of the Registrant since December 2002, Mr. Sterling resigned as a director in October 2003. He has extensive Internet financial and operational management experience with technology and telecommunications companies. Mr. Sterling began his career as an engineer with New Zealand Telecom and was the owner of Sterling Electronics, which manufactured and distributed metal detectors for airport security and mining operations. Mr. Sterling's company Kaomin NL discovered a $200 million dollar kaolin ore body near Ballarat, Victoria Australia and subsequently built a multi-million dollar computer controlled kaolin-processing plant. Mr. Sterling has experience in the oil and gas industry in both Western Australia and the United States.

NAME:  John B. Rubel                                 AGE:  52

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


NAME:  David Bruce Hill             AGE:  61

Mr. DB Hill was appointed a director of the Registrant in October 2003 and is a Chartered Accountant and holds office as director or company secretary in a number of public companies.


     (c)  Identification of Certain Significant Employees

          None

     (d)  Family Relationships

          None

     (f)  Involvement in Certain Legal Proceedings

          None

     (g)  Promoters and Control Persons

          Not applicable.


Item 11.  Executive Compensation

     (a)(1) Cash Compensation

     Cash compensation for the each of the three fiscal years in the period ended October 31, 2003 was as follows:


      Name of
individual or number            Capacities in                   Cash
of persons in group             which served                compensation

   All executive                Officers and/or            2003   $52,750
officers as a group              directors                 2002   $45,150
   (two persons)                                           2001   $22,900

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

     (d) Compensation of Directors
         None.

     (e) Termination of Employment and Change of Control Arrangement
         None.

Item l2.  Security Ownership of Certain Beneficial Owners and Management

     (a), (b) Security Ownership of Certain Beneficial Owners and Management



     The following table shows the security ownership of those persons known by the Registrant to be the beneficial owners of more than five percent of the Registrant's common stock and of the directors, and the officers and directors as a group as of October 31, 2003:

                                                                   Amount and
                                             Nature of               percent
Title of       Name and address              beneficial                of
class         of beneficial owner            ownership (1)          class (4)
--------      ------------------------      --------------         -----------
 $.001 par      Ernest Geoffrey Albers      33,230,020 (2)            28.01%
value common    "Great Missenden"
  stock         Albers Road
                Tallarook   3659
                Victoria, Australia

  $.001 par     David Bruce Hill                    --                   --
value common    500 Collins Street
  stock         Melbourne, Australia


  $.001 par     John Rubel                          --                   --
value common    519 Mesa Drive
  stock         Prescott, AZ  86303


 $.001 par      Richard Bain                 6,260,334                 5.30%
value common    5801 Lumberdale #243
  stock         Houston, Texas 77092

 $.001 par      Don Knaute                   6,360,000                 5.38%
value common    19505 FM #149
  stock         Houston, Texas 77070


 $.001 par      William Ray Hill             5,797,556 (3)             4.90%
value common    2480 North Tolemac
  stock         Prescott, AZ  86305

                Officers and directors      39,027,576                 38.7%
               (four persons)


     1) Unless indicated otherwise, the beneficial owners exercise sole voting and investment power.

     2) Mr. Geoffrey Albers shares of common and preferred stock are owned indirectly by Mr. Albers through companies he is affiliated with, and includes 19,091,500 shares of preferred stock, which is convertible at the election of the holder into 7,636,620 shares of common stock.


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

          Not Applicable

Item 13.  Certain Relationships and Related Transactions

     (a) Transactions with Management and Others

     In 2003 the Registrant entered into a Farm in Agreement with Octanex N. L. and Strata Resources N.L. whereby the Registrant acquired a 25% interest in two petroleum exploration permits by the issuance of 15,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $.015 Cumulative Convertible Preferred Stock. The issuance of the stock meets a $969,550 funding requirement associated with the exploration permits. Mr. Albers is a shareholder and director of both Octanex and Strata.


     (b) Certain Business Relationships

          None other than disclosed in Item 13(a)


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



                                                                      Page
                                                                     Number
1.  Financial Statements

     Report of Independent Certified Public Accountants               F-1

     Balance Sheet - October 31, 2002 and 2003                        F-2

     Statement of Operations - Years Ended
      October 31, 2001, 2002 and 2003 and                             F-3
      Cumulative Amounts from Inception
      (May 19, 1978) to October 31, 2003

     Statements of Stockholders' Equity -                             F-5
        For the Period from Inception
       (May 19, 1978) to October 31, 2003.

     Statement of Cash Flows -
       Years ended October 31, 2001, 2002 and 2003                    F-11
       and Cumulative Amounts from Inception
       (May 19, 1978) to October 31, 2003.

     Notes to Financial Statements                                    F-14

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)






                              FINANCIAL STATEMENTS




               FOR THE YEARS ENDED OCTOBER 31, 2001, 2002 AND 2003



                                      WITH



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Rocky Mountain Minerals, Inc.



We have audited the accompanying balance sheet of Rocky Mountain Minerals, Inc. as of October 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Minerals, Inc. as of October 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2003 , in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has a working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



   Denver, Colorado
   January 13, 2004                              CAUSEY DEMGEN & MOORE INC.


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                            October 31, 2002 and 2003

                                     ASSETS


(Dollar amounts in thousands)

                                                                2002       2003
                                                              -------    -------
Current assets:
   Cash and cash equivalents                                  $    94    $     4
   Assets held for sale - net (Note 2)                            425        150
                                                              -------    -------

    Total current assets                                      $   519        154

Investment in joint venture  (Note 3)                              --        358
                                                              -------    -------
    Total Assets                                              $   519    $   512
                                                              =======    =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $     4    $     5
   Registration costs                                              --         40
                                                              -------    -------
   Total current liabilities                                        4         45

Commitments and contingencies (Notes 6, 9 and 10)

Stockholders' equity (Notes 2, 5 and 6):
   Preferred stock, $.05 par value, 50,000,000; authorized;
    44,000,000 designated as $.015 cumulative convertible;
    24,908,450 (2002) and 44,000,000 (2003) shares issued
    and outstanding (aggregate liquidating preference
    - $7,846 (2002) and $8,506 (2003)                           1,245      2,200
   Common stock, $.001 par value; 250,000,000 shares
    authorized, 85,712,039 shares (2002) and 100,712,039
    (2003)issued and outstanding                                   86        101
   Capital in excess of par value                               4,373      3,721
   Deficit accumulated during the development stage            (5,189)    (5,555)
                                                              -------    -------

    Total stockholders' equity                                    515        467
                                                              -------    -------

                                                              $   519    $   512
                                                              =======    =======



                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
For the years ended October 31, 2001, 2002 and 2003 and Cumulative Amounts from
                  Inception (May 19, 1978) to October 31, 2003

(Dollar amounts in thousands)

                                                                                                 Cumulative amounts
                                                                  For the year ended October 31,   from inception
                                                                  2001         2002         2003   (May 19, 1978)
                                                                  ----         ----         ----   ------------------
                                                                                                    (Unaudited)

Revenues:
   Interest                                                      $   6         $  -         $  -     $ 281
   Royalty and lease bonus                                           -            -            -       211
   Gain on sale of machinery and equipment                           -            -            -       100
   Gain on sale of mining claims                                     -            -            -        12
   Gain on sale of undeveloped oil and gas properties                -            -            -        35
   Milling-custom                                                    -            -            -        14
   Gold and silver sales                                             -            -            -       177
   Equity in subsidiary earnings (losses) (Note 4)                   -            -            -       (96)
   Gain on sale of securities (Note 4)                               -            -            -       137
                                                                   ---          ---          ---     -----
                                                                     6            -            -       871
Costs and expenses:
   Write-down of mill and mineral interests (Note 2)                 -            -          268     3,201
   Loss on disposal of equipment and assets held for sale
     (Note 2)                                                        -            -            -        34
   Cost of milling                                                   -            -            -       260
   General and administrative                                       97           123          98     2,667
   Abandonment of non-producing mineral interests                    -            -            -        76
   Depreciation, depletion and amortization                          -            -            -       286
   Interest                                                          -            -            -       804
                                                                   ---          ---          ---     -----
                                                                    97          123          366     7,328
                                                                   ---          ---          ---     -----
Loss before extraordinary item                                     (91)        (123)        (366)   (6,457)


                         (Continued on following page)


                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
For the years ended October 31, 2001, 2002 and 2003 and Cumulative Amounts from
                  Inception (May 19, 1978) to October 31, 2003
                        (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                                  Cumulative amounts
                                                                 For the year ended October 31,   from inception
                                                                  2001         2002         2003  May 19, 1978)
                                                                  ----         ----         ----  ------------------
                                                                                                   (Unaudited)

Extraordinary gain on extinguishment of debt                         -            -            -         902
                                                                  ----         ----         ----       -----

   Net loss (Note 7)                                             $ (91)       $(123)       $(366)    $(5,555)
                                                                 =====        =====        =====      ======

Basic loss per common share (Note 8):
   Loss before extraordinary item                                $  (*)       $  (*)       $  (*)    $ (0.10)
   Extraordinary gain on extinguishment of debt                      -            -            -        0.01
                                                                  ----        -----        -----     -------

    Basic net loss per common share                              $  (*)       $  (*)       $  (*)    $ (0.09)
                                                                 =====        =====        =====     =======

*Less than $.01 per share


                             See accompanying notes.



                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          For the period from Inception
                       (May 19, 1978) to October 31, 2003

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

                         (Continued on following page)



                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2003

     Information pertaining to the period from Inception (May 19, 1978) to
                         October 31, 1998 is unaudited
                        (Continued from preceding page)


(Dollar amounts in thousands)
                                                                                                         Deficit
                                                                                                         accumulated
                                                                                            Capital in   during the
                                                     Preferred stock     Common stock       excess of    development
                                                     Shares     Amount   Shares   Amount    par value    stage
                                                     ------     ------   ------   ------    ----------   -----------
                                                                                                         (Unaudited)
Issuance of common stock:
   For cash and services at $.1925 per share
    in 1981                                               -         -     200,000      -        38          -
   For extended option at $.125 per share in 1981         -         -     100,000      -        12          -

Issuance of preferred stock for cash at $.10 per
   share pursuant to a public offering, less
   $514,000 issue costs in 1982 (Note 5)         30,000,000     1,500           -      -       986          -

Issuance of common stock:
   Partial consideration for mining property at
    $.10 per share in 1982 (Note 2)                       -         -   2,500,000      3       248          -
   For extended purchase option at $.1875 per
    share in 1982 (Note 2)                                -         -      30,000      -         6          -
   To an officer for debt settlement at $.04 per
    share in 1982                                         -         -     250,000      -        10          -
   For cash at $.01 per share in 1982                     -         -     250,000      -         2          -
   For services at $.10 per share in 1983                 -         -      30,000      -         3          -
   For services at $.03 per share in 1983                 -         -     250,000      -         7          -

Conversion of preferred stock into common stock
   in 1983                                       (1,974,700)      (99)    789,880      1        98          -


                          (Continued on following page)



                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          For the period from Inception
                       (May 19, 1978) to October 31, 2003

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


                          (Continued on following page)


                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          For the period from Inception
                       (May 19, 1978) to October 31, 2003

     Information pertaining to the period from Inception (May 19, 1978) to
                         October 31, 1998 is unaudited

                        (Continued from preceding page)


(Dollar amounts in thousands)
                                                                                                         Deficit
                                                                                                         accumulated
                                                                                            Capital in   during the
                                                      Preferred stock    Common stock       excess of    development
                                                      Shares    Amount   Shares    Amount   par value    stage
                                                      ------    ------   ------    ------   ----------   -----------
                                                                                                         (Unaudited)
Capital contribution of equipment by an officer
   and director in 1987                                   -         -           -        -         1           -

Issuance of common stock:
   To an officer and director for past services
    valued at $.03 per share in 1988                      -         -     500,000        1        14           -
   For cash at $.03 per share, pursuant to stock
    purchase agreement, net of offering costs of
    $60,797 in 1988 (Note 6)                              -         -  33,333,000       33       906           -
   To officers, directors and other individuals for
    royalty interests at $.01 per share in 1988 (Note 2)  -         -   1,925,000        2        17           -
Conversion of preferred stock into common stock
   in 1988                                       (1,253,325)      (63)    501,330        1        62           -

Cancellation of common stock in 1989                      -         -     (10,000)       -         -           -

Conversion of preferred stock into common stock
   in 1989                                          (20,000)       (1)      8,000        -         1           -

Conversion of preferred stock into common stock
   in 1990                                         (256,025)      (13)    102,410        -        13           -

                          (Continued on following page)



                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          For the period from Inception
                       (May 19, 1978) to October 31, 2003

     Information pertaining to the period from Inception (May 19, 1978) to
                         October 31, 1998 is unaudited

                        (Continued from preceding page)

(Dollar amounts in the thousands)
                                                                                                         Deficit
                                                                                                         accumulated
                                                                                            Capital in   during the
                                                     Preferred stock       Common stock     excess of    development
                                                     Shares    Amount      Shares   Amount  par value    stage
                                                     ------    ------      ------   ------  ----------   ----------
                                                                                                         (Unaudited)

Conversion of preferred stock into common
    stock in 1991                                   (635,000)      (32)    254,000      -        32           -
Conversion of preferred stock into common stock
    in 1992                                         (697,000)      (35)    278,800      -        35           -

Net loss for the period from inception to October
    31, 1998                                               -         -           -      -         -      (4,911)
                                                  ----------    ------  ----------    ---    ------    --------
Balance, October 31, 1998(unaudited)              24,908,450     1,245  85,712,039     86     4,373      (4,911)

Net loss for the year ended October 31, 1999               -         -           -      -         -         (30)
                                                  ----------    ------  ----------    ---    ------    --------
Balance, October 31, 1999                         24,908,450     1,245  85,712,039     86     4,373      (4,941)

Net loss for the year ended October 31, 2000               -         -           -      -         -         (34)
                                                  ----------    ------  ----------    ---    ------    --------
Balance, October 31, 2000                         24,908,450     1,245  85,712,039     86     4,373      (4,975)

Net loss for the year ended October 31, 2001               -         -           -      -         -         (91)
                                                  ----------    ------  ----------    ---    ------    --------
Balance, October 31, 2001                         24,908,450     1,245  85,712,039     86     4,373      (5,066)

Net loss for the year ended October 31, 2002               -         -           -      -         -        (123)
                                                  ----------    ------  ----------    ---    ------    --------
Balance, October 31, 2002                         24,908,450     1,245  85,712,039     86     4,373      (5,189)


                        (Continued on the following page)



                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          For the period from Inception
                       (May 19, 1978) to October 31, 2003

     Information pertaining to the period from Inception (May 19, 1978) to
                         October 31, 1998 is unaudited

                         (Continued from preceding page)

(Dollar amounts in the thousands)
                                                                                                          Deficit
                                                                                                          accumulated
                                                                                            Capital in    during the
                                                     Preferred stock        Common stock     excess of    development
                                                     Shares    Amount       Shares   Amount  par value    stage
                                                     ------    ------       ------   ------  ----------   ----------
                                                                                                         (Unaudited)
Issuance of stock  for the investment             19,091,550      955   15,000,000      15      (652)             -
 in joint venture (Note 3)

Net loss for the year ended October 31, 2003               -        -            -       -         -           (366)
                                                  ----------   ------  -----------   -----     -----       ---------
Balance, October 31, 2003                         44,000,000   $2,200  100,712,039   $ 101    $3,721       $ (5,555)
                                                  ==========   ======  ===========   =====    ======       =========



                        (Continued on the following page)


                            See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

For the years ended October 31, 2001, 2002 and 2003 and Cumulative Amounts from
                  Inception (May 19, 1978) to October 31, 2003



(Dollar amounts in thousands)
                                                                                             Cumulative
                                                                                             amounts from
                                                                                             inception
                                                              2001       2002      2003     (May 19, 1978)
                                                              ----       ----      ----      --------------
                                                                                             (unaudited)

Cash flows from operating activities:
   Net loss                                                   $(91)     $ (123)    $(366)     $(5,555)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Loss from subsidiary                                       -           -         -           96
      Depreciation, depletion and amortization                   -           -         -          286
      Write-down of mill and mineral interests                   -           -       268        3,201
      Abandonment of non-producing mineral interests             -           -         -           76
      Gain on sale of mineral interests and oil and gas
       properties                                                -           -         -          (57)
      Gain on disposal of machinery and equipment                -           -         -          (73)
      Amortization of deferred revenue                           -           -         -          (24)
      Advance royalties                                          -           -         -           28
      Issuance of common stock for services                      -           -         -          105
      Change in assets and liabilities:
       Increase in prepaid expenses and deposits                (8)          8         -            -
       Increase (decrease) in accounts payable                   9          (5)        1            5
                                                              ----        ----      ----        -----
         Total adjustments                                       1           3       269        3,643
                                                              ----        ----      ----        -----

         Net cash used in operating activities                 (90)       (120)      (97)      (1,912)


                          (Continued on following page)


                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

For the years ended October 31, 2001, 2002 and 2003 and Cumulative Amounts from
                  Inception (May 19, 1978) to October 31, 2003


                         (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                             Cumulative
                                                                                            amounts from
                                                                                             inception
                                                           2001         2002        2003    (May 19, 1978)
                                                           ----         ----        ----     --------------
                                                                                              (unaudited)
Cash flows from investing activities:

   Proceeds from sale of assets held for sale,
    mineral interests, oil and gas properties and equipment   -           75          7          320
   Decrease in advances and investment in affiliates          -            -          -          175
   Acquisition of:
    Mineral interests and oil and gas properties              -            -          -       (3,414)
    Mill and equipment                                        -            -          -         (395)
    Other                                                     -            -          -          (58)
                                                            ---         ----       ----       ------

   Net cash provided by (used in) investing activities       -            75          7       (3,372)

Cash flows from financing activities:
  Proceeds from the sale of:
    Common stock - net                                        -            -          -        2,802
    Preferred stock - net                                     -            -          -        2,486
                                                           ----         ----       ----       ------

   Net cash provided by financing activities                  -            -          -        5,288
                                                           ----         ----       ----       ------

Increase (decrease) in cash                                 (90)         (45)       (90)           4

Cash and cash equivalents at beginning of period            229          139         94            -
                                                           ----         ----       ----       ------
Cash and cash equivalents at end of period                 $139         $ 94       $  4         $  4
                                                           ====         ====       ====       ======

                          (Continued on following page)


                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

For the years ended October 31, 2001, 2002 and 2003 and Cumulative Amounts from
                  Inception (May 19, 1978) to October 31, 2003

                         (Continued from preceding page)

(Dollar amounts in thousands)


Supplemental disclosure of non-cash investing and financing activities (Note 3):

     During 2003, the Company acquired a 25% interest in two Australian petroleum exploration permits ($358) by issuing Restricted common stock and Restricted $.015 Cumulative convertible preferred stock (Totaling $318), and recognized an estimated liability for stock registration of $40.












                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2001, 2002 and 2003


1. Organization and summary of significant accounting policies

Organization:

Rocky Mountain Minerals, Inc. (the Company) was incorporated on February 21,1974, and began operations on May 19, 1978 (inception) and is considered to be a mining company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the acquisition of mineral interests, oil and gas properties and leases, financing activities, and initiated milling of the Company's mine tailings in 1983. During the year ended October 31, 1982, the Company disposed of the majority of its then oil and gas properties. In January 1984, the Company discontinued milling. Subsequent to October 31, 1991, the Company was inactive and had limited receipts and expenditures until the current year when the Company issued stock for an investment in a joint venture.

Basis of presentation:

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at October 31, 2003 had minimal cash. As a development stage company, the Company relies on infusions of cash through the sale of assets held for sale, the performance of its investment in joint venture and the issuance of equity capital. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

Management plans to use the funds from the sale of the Rochester property to fund the Company's evaluation of oil and gas exploration opportunities. Plans for additional funding of these activities include the sale of its interest in the Australian permits or the sale of the Company's common or preferred stock.

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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2001, 2002 and 2003


1. Organization and summary of significant accounting policies (continued)

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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2001, 2002 and 2003


1. Organization and summary of significant accounting policies (continued)

Investment in joint venture:

The Company's investment in joint venture reflects its 25% interest in two petroleum exploration permits, offshore Western Australia. The capitalized cost includes the preferred and common stock at the market price at the date of stock issuance. In addition, the Company recorded an estimate of $40,000 for the costs to register the restricted stock.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality financial institutions.

Unaudited financial statements:

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations and cash flows for the period from inception (May 19, 1978) to October 31, 2003.

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

On November 30, 1981, the Company closed the agreement with Rochester Enterprises, a Montana limited partnership, acquiring 11 patented lode mining claims, certain improvements, buildings and machinery, and certain mill tailings and mine dumps located in Montana for a purchase price totaling $3,029,765 and 2,530,000 shares of the Company's common stock. Pursuant to the agreement, the Company agreed, on a one-time basis only, to prepare and file a registration statement under the Securities Act of 1933, as amended,

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2001, 2002 and 2003

2. Purchase of Rochester mining properties (continued)

or a notification of exemption pursuant to Regulation A, if available, from such act at its expense to sell or otherwise dispose of any of the shares issued to Rochester under the agreement, upon the request of any one or more of the partners of Rochester.

During 1987 and 1988, the Company repurchased 7.125% (aggregate) of both of the net profits and royalty interests for a total of $47,500 in cash and the issuance of 2,425,000 shares of its common stock ($.01 per share).

During 1997, the Company decided to sell its remaining undeveloped mineral interests at Rochester Montana including the mine dumps and tailings. The assets have been reclassified to net assets held for sale and stated at their net realizable value resulting in a loss of $1,749,000.

During 2002 and 2003 the Company sold all its interest in the thirteen patented claims, together with the dump and tailings material and equipment, that it purchased from Rochester Enterprises, Ltd. for a total of $82,000. The Company is pursuing the sale of the additional eighteen claims in the district and anticipates receiving approximately $150,000 from the remaining property.

3. Investment in joint venture

In April 2003 the Registrant acquired a 25% interest in two petroleum exploration permits in the North West Shelf area of the Carnarvon Basin, offshore Western Australia, from two unlisted public companies. Mr. E.G. Albers, a member of the Registrant's board, is a shareholder and director of these two public companies. The area represented by the permits is approximately 356,000 acres, and the project is known as the Exmouth Joint Venture Project. In agreeing to earn a 25% interest in the project, the Registrant issued 5,000,000 shares of Restricted Common Stock ($.0316 per share) and 19,091,550 shares of Restricted $0.015 Cumulative Convertible Preferred Stock. The Company estimates registration costs to be $40,000. In October 2003, the Registrant issued an additional 10,000,000 shares of Restricted Common Stock ($.02 per share), when taken with the previous issue aforesaid, to meet a $969,550 funding requirement associated with the interest.

The initial exploration program will consist of acquiring the interpreting existing open-file seismic data including 2D and 3D seismic data sets, and the shooting of 2,250 kilometers of new 2D seismic surveying. All subsequent costs above $969,550 relating to the Joint Venture shall be shared by the Participants in accordance with their interests and governed by the Joint Venture Operation Agreement. The Registrant has received approval from the Western Australian Offshore Petroleum Authority for the farmin to an 25% interest in the petroleum exploration permits, WA-322-P and WA-329-P, which presently comprise the Exmouth Joint Venture Project.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2001, 2002 and 2003


4. Investment in affiliated companies

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

5. Preferred stock

During fiscal 1981, the stockholders voted to amend the Articles of Incorporation to authorize the issuance of preferred stock having a par value of $.05. The Board of Directors designated 44,000,000 shares of the preferred stock as $.015 cumulative convertible preferred stock (hereinafter referred to as "preferred stock"). The holders of the preferred stock are, subject to declaration, entitled to receive $.015 per share annual dividends, and $.10 per share, plus accrued but unpaid dividends, upon liquidation, dissolution or winding up of the Company. The dividends, which may be paid in cash, common stock or gold, are payable annually, if and when declared by the Board of Directors only from earned surplus. Cumulative dividends in arrears as of October 31, 2003 amount to $8,506,163 ($.19 per share). Each share of the preferred stock is convertible by the holder, at his option, into .4 shares of common stock. The preferred stock may be called for redemption at $.15 per share, plus accrued but unpaid dividends, either in cash, in common stock or gold. As no profit has been achieved and as no dividends have been declared, no provision has been made for unpaid dividends.

6. Common stock

In connection with a stock purchase agreement consummated on April 22, 1988, with Quillium Nominees Pty., Ltd. (Quillium) pursuant to which 33,333,000 shares of the Company's restricted common stock were issued, the Company agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, for the 33,333,000 shares issued under the agreement. This has not been performed as of October 31, 2003.

7. Income taxes

At October 31, 2003, the Company had net operating loss carryforwards for tax purposes of approximately $1,756,000. If not used to offset future taxable income, the carryforwards will expire as follows:

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2001, 2002 and 2003



7. Income taxes (continued)

          Fiscal Year of expiration         Amount
          -------------------------         ------
                  2003                    $226,000
                  2004                     215,000
                  2005                     194,000
                  2006                      78,000
                  2007                      98,000
                  2008                      33,000
                  2010                     108,000
                  2011                      25,000
                  2017                     125,000
                  2020                      29,000
                  2021                      35,000
                  2022                      89,000
                  2023                     135,000
                  2024                     366,000

At October 31, 2002 and 2003, total deferred tax assets and valuation allowances are as follows:


       Deferred tax assets resulting       2002          2003
                                           ----          ----
          Net operating loss           $   484,000     $615,000
          Write-down of assets held        612,000      612,000
                                       -----------   -----------
              Total                      1,096,000    1,227,000
          Less valuation allowance      (1,096,000)  (1,227,000)
                                       -----------   -----------
                                       $         -   $         -
                                       ===========   ===========

A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

8. Basic loss per common share

Basic loss per common share is based on the weighted average number of shares of common stock outstanding during each year, 85,712,000 shares in 2001 and 2002, and 88,212,000 in 2003, and 61,956,000 shares for the period from May 19, 1978 through October 31, 2003.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2001, 2002 and 2003


9. Commitments and contingencies

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

10. Related party transactions

In 1994, the Company entered into an agreement to reimburse its President for office space and overhead. Total amounts paid and payable to the President for office usage during the three years ended October 31, 2003 were $5,400 in 2001, and $24,000 in 2002 and 2003.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN MINERALS, INC.


                               BY:    /s/ W. Ray Hill
                                      ----------------------
                                      W. Ray Hill, President

DATED:  January 27, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATED: January 27, 2004       BY:   /s/ W. Ray Hill
                                    -----------------------------------
                                    W. Ray Hill, Treasurer and Director
                                   (Principal Executive, Financial and
                                    Accounting Officer)

DATED: January 27, 2004        BY:  /s/ E. Geoffrey Albers
                                    -----------------------------------
                                    E. Geoffrey Albers, Director


DATED: January 27, 2004        BY:  /s/ David B. Hill
                                    -----------------------------------
                                    David B. Hill, Director


DATED: January 27, 2004        BY:  /s/ John B. Rubel
                                    -----------------------------------
                                    John B. Rubel, Director