Form 10-Q
period 2004-01-31
ROCKY MOUNTAIN MINERALS INC
filed 2004-03-12
CIK 312583

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004.

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

Class                             Outstanding at January 31, 2004
Common stock, $.001 par value     100,712,039 shares

ROCKY MOUNTAIN MINERALS, INC.

INDEX TO FORM 10-Q

									PAGE
PART 1.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

	   Balance Sheets  October 31, 2003 and
	   January 31, 2004	 . . . . . . . . . . .  1 - 2

	   Statements of Operations for the
	   Three Months ended January 31, 2004
	   and 2003		       . . . . . . . . . . .     3

	   Statements of Cash Flows Three Months
         Ended January 31, 2004 and 2003 . . . . . .     4

         Notes to Financial Statements   . . . . . .     5


Item 2.  Management's Discussion and Analysis
	   Of Financial Condition and
         Results of  Operations    . . . . . . . . .  6 - 8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K	 . . . . .     9

	   Signatures    . . . . . . . . . . . . . . .     9

             PART I.  FINANCIAL INFORMATION

ITEM 1.	  ROCKY MOUNTAIN MINERALS, INC.
              (A Development Stage Company)

                       BALANCE SHEET
                        (Unaudited)

				 ASSETS

       (Amounts in thousand, except per share data)
                              October 31, 	   January 31,
                               2003	     		      2004
            	           (Audited)    	   (Unaudited)
ASSETS
  Current Assets:
    Cash and cash equivalents $        4     	  $         1
    Assets held for sale             150                  150
	                        __________           __________
    Total current assets             154		          151


   Investment in Joint Venture       358                  358

                 	            __________   	   __________
TOTAL ASSETS                  $      512		  $       509














                  See accompanying notes.

                          (1)

                ROCKY MOUNTAIN MINERALS, INC.
               (A Development Stage Company)

                       BALANCE SHEET
                        (Unaudited)

            LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
                                 October 31,    	January 31,
                                  2003          	  2004
                                 (Audited)     	     (Unaudited)


Total liabilities
  Accounts payable                $      5		 $       12
  Registration Costs                    40                     40

Stockholders' equity:
  Preferred Stock; $.05 par value,
   $.015 cumulative dividends,
   convertible; 44,000,000 shares
   authorized, 44,000,000 shares
   issued and outstanding            2,200          	      2,200

  Common Stock; $.001 par value,
   250,000,000 shares authorized
   100,712,039 shares issued and
   outstanding                         101             	  101

 Capital in excess of par value      3,721         		3,721
 Deficit accumulated during the
  development stage                 (5,555)        	     (5,565)
                                 _________     		  _________

Total stockholder's equity        	   467           	        457
                                __________    		  _________

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY           $       512           $        509

                      See accompanying notes.

                              (2)

                   ROCKY MOUNTAIN MINERALS, INC.
                   (A Development Stage Company)

                      STATEMENT OF OPERATIONS
                           (Unaudited)

                              For the Three Months Ended January 31,
                                 	2003           	  2004





Revenues:
 Interest                    $       -          	$      -
                                ______       		  ______
                                     -        		       -

Costs and expenses:
 General and administrative          6          		10
 Depreciation, depletion
  and amortization            	 -      			 -
 Interest                		 -    			 -
                    		 _______   			 _______

Net loss (Note 2)   	     $      (6)			 $   (10)

		    		       =======    		 =======

Loss per share (Note 3):     $       *     	       $     *


*Less than $0.01 per share.










                       See accompanying notes.
                                (3)

                      ROCKY MOUNTAIN MINERALS, INC.
                      (A Development Stage Company)

                         STATEMENT OF CASH FLOWS
                             (Unaudited)

                               ASSETS

                         For the Three Months Ended January 31,
                                      2003         		2004

Cash flows from operating activities:
 Net loss                          	 $    (18)    	  $   (10)
   Adjustments to reconcile net
    loss to net cash used in
    operating activities:
   Depreciation, depletion
    and amortization                        -          	  -
   Changes in assets and liabilities:
   Decrease in prepaid expenses
    and deposits			              -	              -
   Increase in accounts payable     	  -        		  7
                                       ______            ______
 Net cash used in operating
   activities			            (18)		       (3)
                                       ______            ______
Cash flows from investing activities:
 Acquisition of property and
  equipment			                    -   	        -
                                       ______            ______
Net cash from investing activities     	  -     		  -

Cash flows from financing activities:
 Proceeds from payment on long
  term debt                   	        -                 -
                                       ______            ______
Net cash from financing activities          -       		  -
                                       ______            ______
Decrease in cash 		                  (18)      		 (3)

Cash at beginning of period        	       94   	        4
                                       ______            ______

Cash at end of period                $     76    	  $     1
 	                                 ======    	   ======


                    See accompanying notes.
                             (4)

                    ROCKY MOUNTAIN MINERALS, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


1) The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended January 31, 2004 and January 31, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2003 as filed with the Securities and Exchange Commission.

2) No provision for income taxes is required for the period ended January 31, 2004 or 2003, because (a) in management's opinion, the current year will result in a net operating loss,
    (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

3) Loss per share is based on the weighted average number of shares of common stock outstanding during the three months ended January 31, 2004 and 2003, 100,712,039 shares in 2004 and 85,712,039 shares in 2003.















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

Investment in Joint Venture

	The Company's investment in joint venture reflects its 25% interest in two petroleum exploration permits, offshore Western Australia. The capitalized cost includes the preferred and common stock at the market price at the date of stock issuance. In addition, the Company recorded an estimate of $40,000 for the costs to register the restricted stock.


                        (6)

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

	General and administrative expenses increased for the three months ended January 31, 2004 compared to the three months ended January 31, 2003 primarily due to the Registrant's higher level of activity in evaluating various opportunities during 2004.

	The Registrant plans to continue its oil and gas exploration activities. To advance these plans, the Company has established a representative office in Melbourne, Australia and in Prescott, Arizona.

Liquidity and Capital Resources

	Since ceasing milling operations at its Rochester, Montana property in 1984, the Registrant has evaluated this and other mineral properties, as well as having pursued waste management activities. The waste management assets have been sold and the Registrant has now placed its Rochester property on the market for sale and anticipates receiving $150,000 for the property.



                               (7)

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

			ROCKY MOUNTAIN MINERALS, INC.


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.   None.

        99.1    Certification Pursuant to Section 1350 of Chapter
        63 of Title 18 of the United States Code.

(b)    Reports on Form 8-K.   There were no reports filed by
       the Registrant on Form 8-K for the quarter ended
       January 31, 2004.





                           SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               	 ROCKY MOUNTAIN MINERALS, INC.
                                  	 (Registrant)





Date:  March 12, 2004            	By:  /s/  W. Ray Hill
                                    _____________________
                                    W. Ray Hill
                                 	Principal Financial Officer


Date:  March 12, 2004             	By:  /s/  W. Ray Hill
                                    _____________________
                                    W.  Ray Hill
                                 	Principal Executive Officer



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



Dated: March 12, 2004                      /s/ W. Ray Hill
                                          ________________
                                          W. Ray Hill
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                                    Exhibit 99.1


                        CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Rocky Mountain Minerals, Inc. (the "Company") on Form 10-Q for the quarter ended January 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Ray Hill, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly
presents, in all material respects, the financial condition and result of operations of the Company.



Dated: March 12, 2004              /s/W. Ray Hill
                                   ______________
                         	     W. Ray Hill
                                   Chief Executive Officer and
                                   Chief Financial Officer