Form 10-Q
period 2004-04-30
ROCKY MOUNTAIN MINERALS INC
filed 2004-06-10
CIK 312583

FORM 10-Q

		SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004.

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

Class                                      Outstanding at April 30, 2004
Common stock, $.001 par value              100,712,039 shares

			ROCKY MOUNTAIN MINERALS, INC.

			    INDEX TO FORM 10-Q

									  PAGE
PART 1.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

	     Balance Sheets, October 31, 2003 and
	     April 30, 2004 			. . . . . . . 1 - 2

	     Statements of Operations for the
	     Six Months and Three Months
           ended April 30, 2004 and 2003	. . . . . . .   3

	     Statements of Cash Flows Six Months
           Ended April 30, 2004 and 2003	. . . . . . .   4

           Notes to Financial Statements	. . . . . . .   5


Item 2.    Management's Discussion and Analysis
	     of  Financial Condition and
           Results of Operations		. . . . . . . 6 - 8


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . .   9

	     Signatures				. . . . . . .   9

			PART I.  FINANCIAL INFORMATION

ITEM 1.	      ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)

				BALANCE SHEET
				 (Unaudited)

				    ASSETS

		(Amounts in thousand, except per share data)
                                   October 31, 			 April 30,
                                      2003	     		    2004
                                   (Audited)    		(Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents      $     4    			 $       1
  Assets held for sale               150           		       150
             	               _______                       _______
  Total current assets               154			             151


  Investment in Joint Venture        358                           358


                                 _______   		         _______
TOTAL ASSETS                    $    512 			       $     509















					See accompanying notes.

						  (1)

				ROCKY MOUNTAIN MINERALS, INC.
			      (A Development Stage Company)

					BALANCE SHEET
					  (Unaudited)

			   LIABILITIES AND STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
                                    	October 31,    	  April 30,
                                      	  2003          	    2004
                                    	(Audited)     	 (Unaudited)


Total liabilities
   Accounts payable and other liabilities  $       5		$      31
    Registration Costs                            40               40

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                    2,200            2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     100,712,039 shares issued and
     outstanding                                 101             	101

   Capital in excess of par value              3,721             3721
   Deficit accumulated during the
     development stage                        (5,555)          (5,584)
                                      	__________     	_________

Total stockholder's equity                    	 467           	438
                                      	__________    	_________

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $        512        $     509


				See accompanying notes.

						(2)

				ROCKY MOUNTAIN MINERALS, INC.
				(A Development Stage Company)

				STATEMENT OF OPERATIONS
					(Unaudited)

				For the Six Months 	    For the Three Months
				Ended April 30,		    Ended April 30,
                        2003          2004     	    2003		2004





Revenues:
  Interest            $	       -         -	    $        - 	      -
                          ______    ______  		  ______	 ______
  	                         -         -     	             -	      -

Costs and expenses:
  General and administrative  55        29   	            37         19

                    	  ______    ______              ______	 ______

Net loss (Note 2)     $      (55)	   (29)		     (37)	    (19)




Loss per share (Note 3): $     *    $     *   	       $     *    $     *

      			  ======    ======= 	       =======    =======




*Less than $0.01 per share.






					See accompanying notes.
						    (3)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)

			    STATEMENT OF CASH FLOWS
				(Unaudited)

						ASSETS

                                      For the Six Months Ended April 30,
                                        2003         		2004

Cash flows from operating activities:
   Net loss                          $    (55)    		$    (29)
   Adjustments to reconcile net
   loss to net cash used in
      operating activities:
     Depreciation, depletion
       and amortization                     -                      -
     Changes in assets and liabilities:
       Increase in accounts payable     	  -          		26
   Net cash used in operating
	  activities			      (55)			      (3)
                                       ______                 ______
Cash flows from investing activities:
 Acquisition of property and
   equipment			              7   		       -
                                       ______                 ______
Net cash from investing activities          7    		       -
                                       ______                 ______
Cash flows from financing activities:
 Proceeds from payment on long
     term debt                   	        -        		       -
                                       ______                 ______
 Net cash from financing activities         -       		       -
                                       ______                 ______
Decrease in cash 		                  (48)      		      (3)

Cash at beginning of period        	       94		             4
                                       ______                 ______
Cash at end of period               $      46               $      1
 	                                 ======    		  ======

					See accompanying notes.
						(4)

			ROCKY MOUNTAIN MINERALS, INC.
			(A Development Stage Company)

			NOTES TO FINANCIAL STATEMENTS
				(Unaudited)


1)	The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended April 30, 2004 and April 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form
10-K for the year ended October 31, 2003 as filed with the Securities and Exchange Commission.

2)	No provision for income taxes is required for the period ended
April 30, 2004 or 2003, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

3)	Loss per share is based on the weighted average number of shares of common stock outstanding during the six months ended April 30, 2004 and 2003, 100,712,039 shares in 2004 and 85,712,039 shares in 2003.















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

Investment in Joint Venture

	The Company's investment in joint venture reflects its 25% interestin two petroleum exploration permits, offshore Western Australia. The capitalized cost includes the preferred and common stock at the market price at the date of stock issuance. In addition, the Company recorded an estimate of $40,000 for the costs to register the restricted stock.

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

        In 2003 the Registrant acquired a 25% interest in two petroleum exploration permits in the North West Shelf area of the Carnarvon Basin, offshore Western Australia. The interest was acquired from two public companies, Octanex NL and Strata Resources NL, of which Mr. E.G. Albers, a member of the Registrant's board, is a major shareholder and director. The Registrant acquired the 25% interest by issuing a total of 15,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $.015 Cumulative Convertible Preferred Stock to meet a $969,550 funding requirement associated with the interest. The initial exploration program has included acquiring and interpreting existing open-file 2D and 3D seismic data sets and preparation for the shooting of new seismic. All costs above $969,550 to be expended on the Exmouth Joint Venture Project shall be shared by the participants in accordance with their interests.

        General and administrative expenses decreased for the six months ending April 30, 2004 compared to the six months ended April 30, 2003 primarily due to the Registrant's decreased level of activity in evaluating various opportunities during the period.

	The Registrant plans to continue its oil and gas exploration activities, which are administered, from a representative office in Melbourne, Australia and in Prescott, Arizona.

Liquidity and Capital Resources

	Since ceasing milling operations at its Rochester, Montana property in 1984, the Registrant has evaluated this and other mineral properties, as well as having pursued waste management activities. The waste management assets have been sold and the Registrant has placed its Rochester property on the market for sale and anticipates receiving $150,000 for the property.






					(7)

	Management plans to use the funds from any sale of the Rochester property to fund the Company's evaluation of oil and gas exploration and production opportunities. Plans for additional funding of these activities include attempting to obtain external funding, either through the sale of the Company's common or preferred stock.


Forward Looking Information

	Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this document constitute forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the vents described in the forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements in this document.

































					   (8)

PART II.  OTHER INFORMATION

			  ROCKY MOUNTAIN MINERALS, INC.


Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.  None.

99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title
      18 of the United States Code.

(b)	Reports on Form 8-K.  There were no reports filed by the
	Registrant on Form 8-K for the quarter ended April 30, 2004.







					SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 ROCKY MOUNTAIN MINERALS, INC.
                                 (Registrant)





Date:  June 9, 2004             BY:  /s/  W. Ray Hill
                                ______________________________
					    W. Ray Hill
                                  Principal Financial Officer


Date:  June 9, 2004             By:  /s/  W. Ray Hill
                                _____________________________
					    W.  Ray Hill
                                  Principal Executive Officer


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



Dated: June 9, 2004                       /s/ W. Ray Hill
                                          ________________________
                                  	        W. Ray Hill
                                            Chief Executive Officer and
                                            Chief Financial Officer

								Exhibit 99.1

			CERTIFICATION PURSUANT TO
			18 U.S.C. SECTION 1350,
			AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Rocky Mountain Minerals, Inc. (the "Company") on Form 10-Q for the quarter ended April 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Ray Hill, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly
presents, in all material respects, the financial condition and result of operations of the Company.



Dated: June 9, 2004                     /s/W. Ray Hill
                                       __________________________
                        			W. Ray Hill
                                        	Chief Executive Officer and
                                       	Chief Financial Officer