Form 10-Q
period 2004-07-31
ROCKY MOUNTAIN MINERALS INC
filed 2004-09-13
CIK 312583

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004.

                      OR

/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM _______  TO _______

  Commission file number: 0-9060

             ROCKY MOUNTAIN MINERALS, INC.
    (Exact name of Registrant as specified in its Charter)

    Wyoming                           83-0221102
 (State or other jurisdiction of     (IRS Employer Identification
  incorporation or organization)       Number)

           2480 North Tolemac Way, Prescott, AZ  86305
    (Address of principal executive offices and Zip Code)


 (928) 778-1450			      www.rockymountainminerals.com
(Registrant's telephone number)       (Internet Website)

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

   Class                         Outstanding at July 31, 2004
Common stock, $.001 par value       100,712,039 shares

              ROCKY MOUNTAIN MINERALS, INC.

                    INDEX TO FORM 10-Q




      PART 1. FINANCIAL INFORMATION:

      Item 1. Financial Statements                           PAGE


              Balance Sheet, October 31, 2003 (audited)
              and July 31, 2004 (unaudited) . . . . . . . . . 1- 2

              Statements of Operations for the
              Nine Months and Three Months
              ended July 31, 2004 and 2003 (unaudited). . . .  3

              Statements of Cash Flows for the Nine Months
              Ended July 31, 2004 and 2003 (unaudited). . . .  4

              Notes to Financial Statements (unaudited). . . 5 - 6


      Item 2. Management's Discussion and Analysis
              of  Financial Condition and
              Results of Operations  . . . . . . . . . . . . 6 - 12


      PART II. OTHER INFORMATION

      Item 6  Exhibits and Reports on Form 8-K  . . . . . . 12 - 13

              Signatures       . . . . . . . . . . . . .       13

                 PART I.  FINANCIAL INFORMATION

      ITEM 1.                ROCKY MOUNTAIN MINERALS, INC.
                 (A Development Stage Company)

                         BALANCE SHEET


                             ASSETS

          (Amounts in thousand, except per share data)
                            October 31,               July 31,
                              2003                    2004
                            (Audited)                (Unaudited)

  ASSETS
    Current Assets:
         Cash             $        4                 $      3
         Assets held for sale    150                      150
                             _______                  _______

         Total current assets    154                      153


    Investment in joint venture  358                      358





  TOTAL ASSETS              $    512                  $   511








                    See accompanying notes.
                              (1)

                 ROCKY MOUNTAIN MINERALS, INC.
                 (A Development Stage Company)

                         BALANCE SHEET
              LIABILITIES AND STOCKHOLDERS' EQUITY
         (Amounts in thousands, except per share data)


                           		 October 31,            July 31,
                            		   2003                   2004
                           		 (Audited)             (Unaudited)

    Total liabilities

         Accounts payable  		 $    5               $    23
         Due to shareholder     	      -                    22
         Registration costs                  40                    40


      Stockholders' equity:
         Preferred Stock; $.05 par value,
           $.015 cumulative dividends,
           convertible; 44,000,000 shares
           authorized, 44,000,000 shares
           issued and outstanding         2,200                 2,200

         Common Stock; $.001 par value,
           250,000,000 shares authorized
           100,712,039 shares issued and
           outstanding                      101                   101

         Capital in excess of par value   3,721                 3,721
         Deficit accumulated during the
           development stage             (5,555)               (5,596)
                                      _________             _________

    Total stockholder's equity              467                   426
                                      _________             _________

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $        512           $       511



                    See accompanying notes.
                              (2)

                 ROCKY MOUNTAIN MINERALS, INC.
                 (A Development Stage Company)

                    STATEMENT OF OPERATIONS
                          (Unaudited)

                                 For the Nine Months     For the Three Months
                                   Ended July 31,             Ended July 31,
                                  2003           2004         2003       2004




      Revenues:
        Interest               $     -            -      $      -          -

                                ______      _______        ______     ______
                                     -            -             -          -
               -

      Costs and expenses:
       General and administrative   86           41            31         12
        Write-down of assets
                held for sale      268          ---           268        ---
                                ______      _______        ______     ______

      Net loss (Note 2)        $  (354)         (41)         (299)       (12)




      Loss per share (Note 3): $     *       $    *       $     *     $     *

                                ======       ======        ======      ======


      *Less than $0.01 per share.



                    See accompanying notes.
                              (3)

                 ROCKY MOUNTAIN MINERALS, INC.
                 (A Development Stage Company)

                    STATEMENT OF CASH FLOWS
                          (Unaudited)

                                         For the Nine Months Ended July 31,
	                                     2003                  2004

      Cash flows from operating activities:
         Net loss                        $    (86)             $     (41)
         Adjustments to reconcile net
         loss to net cash used in
            operating activities:
           Depreciation, depletion
             and amortization                   -                      -
           Changes in assets and liabilities:
               Accounts receivable              -                      -
               Deposits                         -                      -
               Accounts payable                 1                     18
               Due to shareholder               -                     22
               				 ________	        ________
         Net cash used in operating
      	       activities                     (85)                    (1)
      					 ________               ________
      Cash flows from investing activities:
      Proceeds from sale of assets held
             for sale                           7                      -
					 ________		________
      Net cash provided by
      investing activities                      7                      -
      					 ________		________
      Cash flows from financing activities:
                                                -                      -
					 ________		________
         Net cash from financing activities     -                     -
					 ________		________
      Decrease in cash                        (78)                    (1)

      Cash at beginning of period              94                      4
					 ________		________

      Cash at end of period             $      16               $      3
                                            =====                  =====


   		           See accompanying notes.
                	              (4)

                 ROCKY MOUNTAIN MINERALS, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

   The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the nine months ended July 31, 2004 and July 31, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2003 as filed with the Securities and Exchange Commission.

Note 1:  Organization

   Rocky Mountain Minerals, Inc (variously the "Company", the "Registrant" and "RMMI") was incorporated in Wyoming on May 19, 1978 and is considered to be a mining company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of resource exploration properties.

Note 2:  Income Taxes

   No provision for income taxes is required for the period ended July 31, 2004 or 2003, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and
(c) there are no recorded income tax deferrals to be eliminated.

Note 3:  Loss per Share/Common Stock

   Loss per share is based on the weighted average number of shares of common stock outstanding during the three months ended July 31, 2004 and 2003 of 100,712,039 shares and 88,701,000 shares, respectively, and during the nine months ended July 31, 2004 and 2003 of 100,712,039 shares and 86,719,000 shares, respectively.

Note 4:  Investment in Joint Venture

   During the quarter the Company entered into an agreement with Octanex NL and Strata Resources NL whereby an aggregate of 10 million shares

                              (5)

ROCKY MOUNTAIN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS - Continued

of Common stock in RMMI, previously issued by RMMI to Octanex and Strata, were reconveyed to RMMI. As consideration for the reconveyance, RMMI's 25% share of the initial net cash proceeds of the BHP Permit Sale Transaction, up to a limit of (US)$150,000, were offset against seismic acquisition obligations of RMMI to Octanex/Strata pursuant to the Farmin
Agreement.  (See Item 2   Oil & Gas Exploration Activities).

Note 5:  Related Party Transactions

   Mr E Geoffrey Albers is a director and shareholder of Great Missenden Holdings Pty Ltd. For the quarterly period ending July 31, 2004, Great Missenden Holdings granted a loan to the Company of $22,000. At July 31, 2004 an aggregate amount of $22,000 remained payable to Great Missenden Holdings Pty Ltd on three months notice, bearing interest at 10% per annum.

   The Company also has the use of premises in Australia at 25th Floor, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Mr E Geoffrey Albers makes in respect to the administration of the Company.

   With regard to the interest in the Exmouth Joint Venture, Mr. E.
G. Albers is a director and shareholder in each of Octanex NL and Strata Resources NL. All of these companies, with RMMI, are the holders of the Exmouth Joint Venture.


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

                              (6)
ROCKY MOUNTAIN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS - Continued

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

        INVESTMENT IN JOINT VENTURE

   The Company's investment in Joint Venture reflects its 25% interest in two petroleum exploration permits, offshore Western Australia and the residual interests arising from the transaction previously referred to with BHP Billiton, including the deferred consideration and the royalty interest. The capitalized cost reflects the issue of preferred and common stock at the market price at the date of stock issuance. In addition, the Company recorded an estimate of $40,000 for the costs to register the restricted stock.


       	RESULTS OF OPERATIONS

       	BACKGROUND

   The Company began operations on May 19, 1978 and is considered to be a mining and oil and gas royalty company in the exploratory stage and has had no significant revenues. In 1984 the Company ceased gold extraction operations at its Rochester, Montana mining property. During 1988, with the receipt of funding from a stock purchase agreement, it resumed mineral exploration both at Rochester and elsewhere in North America and Australia. Despite detailed geologic investigations by the Company and by leading gold exploration companies, there was insufficient encouragement from results to warrant further investigations at Rochester and elsewhere. The Company later became involved in waste management activities. Subsequent to October 31, 1991, and following the sale of the waste management interests, the Company has had limited receipts and expenditures.

   General and administrative expenses decreased for the three and nine months ending July 31, 2004 as compared to the three and nine months ended July 31, 2003 primarily due to the Company's lower level of activity in evaluating various business opportunities during 2004.




                         (7)

ROCKY MOUNTAIN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS - Continued

   In May 2002 and April 2003 the Company sold thirteen patented mining claims in the Rochester Mining District to Independent Milling, LLC. The net consideration received by the Registrant was $82,192. An additional 310 acres of patented mining claims owned by the Registrant in the Rochester District are also being held for sale.

   The Company plans to seek out further oil and gas exploration and production properties in the Rocky Mountain region of the U.S. and also in Australia. The Company has a representative office in Melbourne, Australia and Prescott, Arizona.


	PLAN OF OPERATION

        GENERAL

   The Registrant is focused on exploration and development of oil and natural gas resources. Our core business is directed at the acquisition of interests in oil and gas prospects in the offshore areas of Australia's territorial waters. We rely on the considerable experience in the oil and gas industry of our directors and our consultants to identify and conduct initial analyses of properties in which we may acquire an interest. We devote essentially all of our resources to the identification of high quality oil and gas properties and seek to keep our overheads at a minimum level through the retention of carefully selected consultants, contractors and service companies.
We use proven technologies to evaluate prospects before acquiring a working interest. Generally, we expect to invest in projects at different levels of participation. We plan to maintain as high a percentage of participation as can be prudently managed. We will focus on areas considered to have significant near term potential for oil or medium term potential for gas, or which can be farmed out and/or developed in conjunction with other industry players. We intend to consistently minimize our financial outlay requirements, wherever possible, through promoted farm-out transactions to provide maximum leverage for shareholders at minimal cost.

	OIL AND GAS EXPLORATION ACTIVITIES

   In April 2003 the Registrant by way of a farmin agreement ("Farmin Agreement") subsequently approved by the Western Australian Offshore Petroleum Authority (the "Designated Authority") acquired a 25% interest in the Exmouth Joint
Venture which held two petroleum exploration permits, WA-322-P and WA-329-P, granted and authorized by the Australian government in the North West Shelf area of the Carnarvon Basin, offshore Western Australia, from two Australian public companies. Mr. E.G. Albers, a member of the Registrant's board, is also a shareholder and director of these companies. The area represented by the permits is approximately 356,000 acres, and the project is known as the Exmouth Joint Venture. In agreeing to earn a 25% interest in the project, the Registrant issued 5,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $0.015 Cumulative Convertible Preferred Stock. The Registrant estimates registration costs to be $40,000. In October 2003, the Registrant issued an additional 10,000,000 shares of Restricted Common Stock, when taken with the previous issue aforesaid, to meet a



                      (8)

ROCKY MOUNTAIN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS - Continued

$969,550 funding requirement associated with the interest.
The initial exploration program has consisted of acquiring and interpreting existing open-file seismic data including
2D and 3D seismic data sets, and the planned shooting of new seismic surveying. All subsequent costs above $969,550 relating to the Joint Venture were agreed be shared by the Exmouth Joint Venture participants in accordance with their interests as governed by the Joint Venture Operation
Agreement.

   In early 2004 the Exmouth Joint Venturers entered into and subsequently settled an agreement with a subsidiary of BHP Billiton Petroleum Limited ("BHP Billiton") for the sale of the whole of the participating interest in WA-322-P to BHP Billiton. In return BHP Billiton has agreed to the acquisition and processing of a 55 kms2 of 3D seismic in the Exmouth Joint Venture's adjacent permit, WA-329-P, as well as a cash reimbursement, a deferred cash payment contingent upon BHP Billiton drilling a well in WA-329-P, and the grant of an overriding royalty interest with respect to revenue from any future production from WA-322-P, less applicable petroleum resource rent tax, depending on the level of aggregate production.

   The Exmouth Joint Venture has acquired an extensive body of existing geological data available in relation to WA-329-P, including a large amount of seismic data, together with pertinent existing reports and basic data collected by previous operators in the area. This data includes the 800 kms2 reprocessed, combined Swell and Baylis 3-D seismic data set. In addition, BHP Billiton will, at their cost, acquire and process a new 55 kms2 2-D seismic program on behalf of the Exmouth Joint Venture in WA-329-P as part of the terms of their acquisition of WA-322-P, with the possibility that a further 80 kms2 of ingress data in WA-329-P, if shot, will be made available to the Exmouth Joint Venturers.

   In July 2004 the Company entered into an agreement with Octanex NL and Strata Resources NL whereby the 10 million shares of Common stock in RMMI previously issued by RMMI to Octanex and Strata were agreed to be reconveyed to RMMI. As consideration for the reconveyance, RMMI's
25% share of the initial net cash proceeds of the BHP permit sale transaction up to a limit of (US) $150,000, were offset against existing seismic acquisition obligations of RMMI to Octanex/Strata pursuant to the Farmin Agreement. All subsequent Year 2 seismic commitment costs in WA-329-P are to be shared pro rate between the Exmouth Joint Venture participants. However, as a result of the transaction with BHP Billiton it is expected that there will be no further seismic costs to be born by the Exmouth Joint Ventures in relation to the year 2 seismic commitment for WA-329-P, provided that the Designated Authority accepts the proposition put forward that 55 kms of new 3D seismic meets the WA-329-P permit commitment of 750 kms of 2D seismic. A decision from the Designated Authority in relation to this proposition and the suspension and extension of Permit WA-329-P remains outstanding.


   Exploration permit WA-329-P is currently in Permit Year 2, ending on September 21, 2004. The work commitment for Permit Year 2 comprises the acquisition of 750 KMS of 2D seismic, although this program is currently the subject of a detailed submission to the Designated Authority to vary this to 55 kms2 of 3D seismic.

                              (9)

ROCKY MOUNTAIN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS - Continued

BHP Billiton is contractually committed to the Exmouth Joint Venturers to shoot the 55 kms2 of 3D seismic for the benefit of the Exmouth Joint Venturers in WA-329-P. In addition, BHP Billiton has also indicated that they will shoot a further 80 kms2 in WA-329-P as ingress data which, if shot, will also be made available to the Exmouth Joint Venturer. Costs associated with the shooting of 3D seismic data are usually in the order of (AUD) $10-12,000 per km2 depending on size of shoot, weather and other environmental factors. The Exmouth Joint Venturer has suggested to the Designated Authority (the body responsible for administering permits on behalf of the Australian government) that it accept the shooting of 55 kms2 of new 3D seismic in full satisfaction of the 750 kms of 2D data (or alternatively have suggested 1,100 kms of such data produced in a 2D format) as fulfilling the Year 2 work commitment in WA-329-P. BHP Billiton have recently advised, following extensive tendering by them, that due to a longer than anticipated environmental approvals process (caused by the need to "refer" the Environmental Plan pursuant to the), that the "window of opportunity" allowing their contractor to acquire 3D seismic survey over part of WA-329-P and other adjacent areas, was lost. BHP advised that the next available opportunity to acquire the survey under the existing contract is in the January to March 2005 timeframe.


   As a result, BHP Billiton has sought Designated Authority approval to suspend the Permit Year 2 work programme conditions in WA-322-P for a period of 6-months, together with a corresponding extension of such permit term, allowing BHP Billiton to fulfil the Year 2 work commitment in that permit. Because the 3D shoot in WA-322-P and WA-329-P would be shot as one, and as a consequence of the environmental outcome for our contractual agent in WA-329-P, BHP Billiton, the Exmouth Joint Venture have sought similar approvals in relation to WA-329-P. Accordingly, Octanex N.L., on behalf of the Exmouth Joint Venturers, has sought Designated Authority approval to suspend the Permit Year 2 work program conditions in WA-329-P for a further period of 6-months, together with a corresponding extension of the permit term, thus allowing BHP Billiton to shoot the 55 kms 3D seismic survey on our behalf and enable the Exmouth Joint Venturers time to fulfil the Year 2 work commitment. If approved by the Designated Authority, this would extend the Year 2 end date to March 21, 2005 in both WA-322-P and WA-329-P. Year 3 would end on March 21, 2006.

	LIQUIDITY AND CAPITAL RESOURCES

   Since ceasing milling operations at its Rochester, Montana property in 1984, the Registrant has evaluated this and other mineral properties, as well as having pursued waste management activities. The waste management assets have been sold and the Registrant has its Rochester property on the market for sale and anticipates receiving approximately $150,000 for the remaining property.

                        (10)

ROCKY MOUNTAIN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS - Continued

	FUNDING

   Management plans to use the funds from the sale of the Rochester property to fund the Company's evaluation of oil and gas exploration and production opportunities. Plans for additional funding of these activities include attempting to obtain external funding, either through the sale of the Company's common or preferred stock.

   When the Company requires further funds for its programs, then it is the Company's intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation in the Company's programs. When additional funds for exploration are required, it is the Company's plan that they could be raised by any one or a combination of the following manners: stock placements, pro-rata issue to stockholders, and/or a further issue of stock to the public. Should these methods not be considered to be viable, or in the best interests of stockholders, then it would be the Company's intention to meet its obligations by either partial sale of the Company's interests or farm out, the latter course of action being part of the Company's overall strategy. Should funds be required for appraisal or development purposes the Company would, in addition, look to project loan finance.

   The Company relies upon certain of its directors to perform the day to day administrative functions of the Company as well as those actions and decisions taken by the board of directors. As the Company's capital resources are limited, the board plans to remunerate certain of its directors by the issue of common stock in lieu of cash payments.
Specifically, during the fourth quarter, the Company will issue 3,000,000 shares of Common stock to each of Ernest
Geoffrey Albers and to William Ray Hill Jr., for their services in relation to the period from November 1, 2002 to July 31, 2004 (21 months) and a further 2,000,000 shares to each of them for the period from August 1, 2004 to October 31, 2005 (14 months).

   In addition, the Company has and will accept advances to enable it to meet its expenditure requirements and in return would issue October 31, 2006 convertible notes with an interest coupon of 10% per annum, convertible into shares of Common Stock on the basis of 5,000 shares of Common stock for every $1,000.00 convertible note or part thereof.

ITEM 3.  CONTROLS AND PROCEDURES

   As required by Rule 13a-15 under the Securities Exchange
Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant change in our internal controls subsequent to the date we carried out our evaluation.


                          (11)

ROCKY MOUNTAIN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS - Continued

   Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive, to allow timely decisions regarding required disclosure.

  	FORWARD LOOKING INFORMATION

   This quarterly report contains certain statements that may be deemed forward-looking statements within the meaning of Section 27 of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the United States Securities Exchange act of 1934, as amended (Exchange Act). Readers of this quarterly report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

   All statements, other than statements of historical facts, so included in this quarterly report that address activities, events or developments that the Registrant intends, expects, projects, believes or anticipates will or may occur in the future, including, without limitation: statements regarding the Registrant's business strategy, plans and objectives and statements expressing beliefs and expectations regarding the ability of the Registrant to secure the leases necessary to facilitate anticipated drilling activities and the ability of the Registrant to attract additional working interest owners to participate in the exploration and development of oil and gas reserves, are forward-looking statements within the meaning of the Act. These forward-looking statements are and will be based on management's then-current views and assumptions regarding future events.


PART II.  OTHER INFORMATION

                 ROCKY MOUNTAIN MINERALS, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   LIST OF EXHIBITS

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




                             (12)

REPORTS ON FORM 8-K

   There were no reports filed by the Registrant on Form 8-K for the quarter ended July 31, 2004.


                           SIGNATURES

    Pursuant to the Requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




               		ROCKY MOUNTAIN MINERALS, INC.

                       	(Registrant)





   Date:  September 10, 2004           	By:  /s/  W. Ray Hill

                                            W. Ray Hill

              				    Chief Executive Officer and
                                            Chief Financial Officer







                               (13)

      EXHIBIT 31.1

                   CERTIFICATION PURSUANT TO
      SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15,
                       15d-14, and 15d-15
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, W. Ray Hill, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Rocky
   Mountain Minerals, Inc.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   Dated: September 13, 2004		By: /s/ W. Ray Hill

                                           W. Ray Hill
                                        Chief Executive Officer and
                                        Chief Financial Officer

	EXHIBIT 32.1

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Rocky Mountain Minerals, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Ray Hill, Chief
Executive Officer and Chief Financial Officer of The Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the Requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
	and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


  	September 13, 2004


				        By: /s/ W. Ray Hill

                                           W.  Ray Hill
                                        Chief Executive Officer and
                                        Chief Financial Officer