Form 10-K
period 2004-10-31
ROCKY MOUNTAIN MINERALS INC
filed 2005-01-31
CIK 312583

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended October 31, 2004

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the Transition period from _________  to  __________


Commission file number: 0-9060


                          ROCKY MOUNTAIN MINERALS, INC.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


           Wyoming                                        83-022110
-------------------------------                  ----------------------------
(State or other jurisdiction of                  (IRS Employer Identification
 incorporation or organization)                             Number)


                   2480 North Tolemac Way, Prescott, AZ 86305
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)


       (928) 778-1450                           www.rockymountainminerals.com
 -----------------------------                  -----------------------------
(Registrant's telephone number)                     (Internet Website)


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X]. No [ ].

Aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the average of the bid and asked prices of these shares on the over-the-counter market) as of October 31,2004: $2,014,241.

Class                                    Outstanding at October 31, 2004
Common stock, $.001 par value                         100,712,039 shares

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

     Since the beginning of the 2004 fiscal year, the Registrant was not involved in any bankruptcy, receivership or similar proceedings, nor did it engage in any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets otherwise than in the ordinary course of business, except as set forth below.

     During fiscal year 2003 the Registrant acquired a 25% farm in interest in two oil and gas leases in the NW Shelf, offshore Australia. During 2004 the Registrant actively pursued the evaluation of oil and gas prospects in both the Western U.S. and Australia, and sold one of the Australian oil and gas leases. The Registrant sold thirteen patented mining claims, together with the dumps and tailings, in the Rochester Mining District during 2002 and 2003. The Registrant is actively pursuing the sale of its remaining property located in Madison County, Montana (see Item 1 (c)(1)(i) Mining Operations Segment).

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

     As of October 31, 2004, the Registrant employed two persons, each on a part time, as needed basis.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     The Registrant is a participant in the Exmouth Joint Venture, (see Item 2-Properties, Oil and Gas Properties).


Item 2.  Properties


Oil and Gas Properties

     North West Shelf, Western Australia. In 2003 the Registrant acquired a 25% interest in two petroleum exploration permits, WA-322-P and WA-329-P, in the North West Shelf area of the Carnarvon Basin, offshore Western Australia. The area represents approximately 356,000 acres, and the project is known as the Exmouth Joint Venture Project. The Registrant issued 19,091,550 shares of Restricted $.015 Cumulative Convertible Preferred Stock and 15,000,000 shares of Restricted Common Stock to earn a 25% interest and to meet a $969,550 funding requirement associated with the interest. Subsequent costs above $969,550 relating to the Joint Venture shall be shared by the participants in accordance with their interests in the project. In addition, the Company recorded an estimate of $40,000 for the costs to register the restricted stock. In May 2004 the Exmouth Joint Venture sold WA-322-P to BHP Billiton Petroleum Limited ("BHP"). In return BHP agreed to acquire and process 3D seismic for the adjoining exploration permit WA-329-P, as well as an initial cash payment of $600,000, a deferred cash payment of $1,100,000 contingent upon BHP drilling a well in WA-322-P, and the grant of an overriding royalty interest ranging from 2.75% to 3.75% should there be future production from WA-322-P. In July 2004 the Registrant's 25% share of the initial cash proceeds from the BHP sale, $150,000, were offset against existing Year 2 seismic acquisition obligations pursuant to the Farmin Agreement. As a term of this arrangement the Registrant entered into an agreement to reacquire 10,000,000 shares of its Common Stock previously issued to Octanex NL and Strata Resources NL, the Company's Joint Venture partners, for no further outlay. At October 31, 2004, the 10,000,000 shares had not yet been reconveyed and are expected to be reconveyed in the second quarter of fiscal 2005. At that time, the investment in joint venture will be reduced with a corresponding reduction in common stock and capital in excess of par value.

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

                                       *High bid         *Low bid

         11/01/02 - 01/31/03             $.010            $.007
         02/01/03 - 04/30/03             $.032            $.007
         05/01/03 - 07/31/03             $.020            $.010
         08/01/03 - 10/31/03             $.043            $.010
         11/01/03 - 01/31/03             $.070            $.005
         02/01/04 - 04/30/04             $.070            $.045
         05/01/04 - 07/31/04             $.045            $.020
         08/01/04 - 10/31/04             $.050            $.020


         * The above bid and ask prices are estimated by the Registrant based on the limited trading of the Company's securities.

     (b) Holders

     The number of record holders of the Registrant's common stock on October 31, 2004 was approximately 3,720.

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

     (d) Dividends

     The Registrant has paid no dividends with respect to its common stock. There are no contractual restrictions on the Registrant's present or future ability to pay dividends. The Registrant's Preferred Stock, subject to the terms of issue (see (c) above), has the right to dividends (if declared) at a rate of $.015 per share per annum (an annual aggregate of $660,000 as of October 31, 2004) and has full priority over dividends on the common stock. These dividends, if declared, are cumulative and payable annually in cash, in shares of common stock or in kind, at the Registrant's option. Dividends of $.0l5 on the Preferred Stock were due on July 1, 1982, through 2004. The Registrant has not declared payment of these dividends ($9,166,163) and will not do so until such time as profitability permits payment thereof. It is uncertain when, if ever, the Registrant will attain sufficient profitability, which will enable it to begin to declare and pay the dividends in respect to the Preferred Stock.

Item 6.  Selected Financial Data (1)

                                       Years Ended October 31,

                                       2000     2001     2002     2003     2004
Operating revenues                    $  14        6       --       --       --
Interest expense                         --       --       --       --       --
Net income (loss)                       (34)     (91)    (123)     (366)    (53)
Net income (loss) per share              (*)      (*)      (*)      (*)      (*)
Total assets                            729      647      519      512      510
Long-term debt                           --       --       --       --       --
* Less than $.01 per share


(1) The selected financial data should be read in conjunction with the related financial statements and notes thereto included under Items 8,14(a)(1) and (2), and 14(d).


(2) Loss per share is based on the weighted average number of shares of common stock and equivalents (stockholders rights of conversion of Convertible Preferred Stock) outstanding during each year: (85,712,000 in 2000, 2001 and 2002 and 100,712,000 in 2003 and 2004).


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


Undeveloped mineral interests and oil and gas properties

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

Impairment of long-lived assets

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

     In May 2004 the Exmouth Joint Venturers entered into and subsequently settled an agreement with a subsidiary of BHP Billiton Petroleum Limited ("BHP") for the sale of Exploration Permit WA-322-P to BHP. In return BHP agreed to the acquisition and processing of 3D seismic in the Joint Venture's adjacent exploration permit, WA-329-P, as well as a $600,000 initial cash payment, a deferred cash payment of $1,100,000 contingent upon BHP drilling a well in WA-322-P, and the granting of an overriding royalty interest ranging from 2.75 to 3.75 percent.

     The Exmouth Joint Venture has acquired an extensive body of existing geological data available in relation to WA-329-P, including a large amount of seismic data, together with pertinent existing reports and basic data collected by previous operators in the area. In addition, BHP will, at their cost, acquire and process new seismic on behalf of the Joint Venture in WA-329-P as part of the terms of their acquisition of WA-322-P.

     In July 2004 the Registrant's 25% share of the initial cash proceeds from the BHP sale, $150,000, were offset against existing Year 2 seismic acquisition obligations pursuant to the Farmin Agreement. As a term of this arrangement the Registrant entered into an agreement to reacquire 10,000,000 shares of its Common Stock previously issued to Octanex NL and Strata Resources NL, the Company's Joint Venture partners, for no further outlay. At October 31, 2004, the 10,000,000 shares had not been reconveyed and are expected to be reconveyed in the second quarter of fiscal 2005. At that time, the investment in joint venture will be reduced with a corresponding reduction in common stock and capital in excess of par value. All subsequent seismic commitment costs in WA-329-P are to be shared pro rata between the Exmouth Joint Venture Parties.

     General and administrative expenses decreased during fiscal year 2004 as compared to fiscal year 2003 primarily due to the Registrant's lower level of activity in evaluating various opportunities during 2004.

     The Registrant plans to continue its oil and gas exploration activities. To advance these plans, the Company has established a representative office in Melbourne, Australia and in Prescott, Arizona.

Liquidity and Capital Resources

     The following table reflects the Registrant's working capital positions at October 2004 and 2003:


                              October 31, 2004              October 31, 2003

Current assets                    $ 152                         $  154
Current liabilities                  74                             45
Working capital                      78                            109
Current ratio                      2.05                           3.42

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

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

     (a, b, e)  Identification of Directors and Executive Officers and Their
                  Business Experience

NAME:  Ernest Geoffrey Albers                          AGE:  60

POSITION, TENURE AND BUSINESS EXPERIENCE:

Mr. Albers is a company director with over 30 years experience as a lawyer and administrator in corporate law, petroleum exploration and resource sector investment. During this period Mr Albers has sponsored the formation of companies that have made the original Maari (Moki) oilfield discovery in New Zealand, the Yolla Gas/Condensate discovery in Bass Strait, the Evans Shoal gasfield discovery/appraisal in the Timor Sea and the SE Gobe oilfield development in Papua New Guinea.

Mr. Albers is Chairman of Methanol Australia Limited, Octanex NL, Strata Resources NL and various other private and unlisted public companies. He is a member of the Petroleum Exploration Society of Australia and a member of the APPEA Exploration Committee.


NAME:  William Ray Hill                                AGE:  53

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


NAME:  John B. Rubel                                   AGE:  53

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

NAME:  David Bruce Hill                              AGE:  62

Mr. DB Hill was appointed a director of the Registrant in October 2003 and is a Chartered Accountant and holds office as director or company secretary in a number of public companies.


     (c) Identification of Certain Significant Employees

         None

     (d) Family Relationships

         None

     (f) Involvement in Certain Legal Proceedings

         None

     (g) Promoters and Control Persons

         Not applicable.


Item 11.  Executive Compensation

     (a)(1) Cash Compensation

     Cash compensation for the each of the three fiscal years in the period ended October 31, 2004 was as follows:


      Name of
individual or number             Capacities in              Cash
of persons in group              which served           compensation
-------------------             ---------------        --------------
   All executive                Officers and/or        2004   $18,000
officers as a group              directors             2003   $52,750
   (two persons)                                       2002   $45,150


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

     (e) Termination of Employment and Change of Control Arrangement

         None.


Item l2.  Security Ownership of Certain Beneficial Owners and Management

     (a), (b) Security Ownership of Certain Beneficial Owners and Management

      The following table shows the security ownership of those persons known by the Registrant to be the beneficial owners of more than five percent of the Registrant's common stock and of the directors, and the officers and directors as a group as of October 31, 2004:


Amount and                                   Nature of              Percent
Title of        Name and address             beneficial                of
 class          of beneficial owner          ownership  (1)         class (4)
------------    ----------------------      ---------------        -----------

 $.001 par      Ernest Geoffrey Albers       33,230,020 (2)          28.01%
value common    "Great Missenden"
  stock         Albers Road
                Tallarook   3659
                Victoria, Australia

  $.001 par     David Bruce Hill                   ----                ---
value common    500 Collins Street
  stock         Melbourne, Australia

  $.001 par     John Rubel                         ----                ---
value common    519 Mesa Drive
  stock         Prescott, AZ  86303


 $.001 par      Richard Bain                  6,260,334               5.30%
value common    5801 Lumberdale #243
  stock         Houston, Texas 77092

 $.001 par      Don Knaute                    6,360,000               5.38%
value common    19505 FM #149
  stock         Houston, Texas 77070


 $.001 par      William Ray Hill              5,797,556 (3)           4.90%
value common    2480 North Tolemac
  stock         Prescott, AZ  86305

                  Officers and directors     39,027,576               38.7%
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

4) Percent of class is computed by dividing the su of the shares of common stock actually owned and the shares of common stock issuable upon conversion at the election of the holder of the Convertible Preferred Stock by the sum of the number of shares of common stock actually outstanding and the number of shares of common stock issuable upon conversion. The Convertible Preferred Stock is convertible into shares of common stock at the rate of .40 share of common stock for each share of Convertible Preferred Stock.

     (c) Changes in Control

         Not Applicable


Item 13.  Certain Relationships and Related Transactions

     (a) Transactions with Management and Others

     In 2003 the Registrant entered into a Farm in Agreement with Octanex N. L. and Strata Resources N.L. whereby the Registrant acquired a 25% interest in two petroleum exploration permits by agreeing to meet certain seismic acquisition costs and by the issuance of 15,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $.015 Cumulative Convertible Preferred Stock. The issuance of the stock meets a $969,550 funding requirement associated with the exploration permits. Mr. Albers is a shareholder and director of both Octanex and Strata.


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



                                                                           Page
                                                                          Number
1.  Financial Statements

     Report of Independent Registered Accounting Firm                       F-1

        Balance Sheet - October 31, 2003 and 2004                           F-2

     Statement of Operations - Years Ended
        October 31, 2002, 2003 and 2004 and                                 F-3
        Cumulative Amounts from Inception
        (May 19, 1978) to October 31, 2004

     Statements of Stockholders' Equity -                                   F-5
        For the Period from Inception
           (May 19, 1978) to October 31, 2004.

     Statement of Cash Flows -
        Years ended October 31, 2002, 2003 and 2004                        F-11
        and Cumulative Amounts from Inception
        (May 19, 1978) to October 31, 2004.

     Notes to Financial Statements                                         F-14

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)






                              FINANCIAL STATEMENTS




               FOR THE YEARS ENDED OCTOBER 31, 2002, 2003 AND 2004



                                      WITH



                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM



To the Board of Directors and Stockholders of Rocky Mountain Minerals, Inc.



We have audited the accompanying balance sheet of Rocky Mountain Minerals, Inc. as of October 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Minerals, Inc. as of October 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Denver, Colorado
January 27, 2005                                    CAUSEY DEMGEN & MOORE INC.







                                       F-1

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                            October 31, 2003 and 2004

                                     ASSETS


(Dollar amounts in thousands)

                                                                2003      2004
                                                              -------   -------
Current assets:
   Cash and cash equivalents                                  $     4         2
   Assets held for sale - net (Note 2)                            150       150
                                                              -------   -------

    Total current assets                                      $   154       152

Investment in joint venture  (Note 3)                             358       358
                                                              -------   -------
    Total Assets                                              $   512   $   510
                                                              =======   =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $     5   $    34
   Registration costs                                              40        40
                                                              -------   -------
   Total current liabilities                                       45        74

Long term liabilities:
   Note payable-related party (Note 5)                             --        22
                                                              -------   -------
   Total long term liabilities                                     --        22

Commitments and contingencies (Notes 7, 10 and 11)

Stockholders' equity (Notes 2, 6 and 7):
   Preferred stock, $.05 par value, 50,000,000 authorized;
    44,000,000 designated as $.015 cumulative convertible;
    and 44,000,000 (2003 and 2004) shares issued  and
    outstanding (aggregate liquidating preference
    $12,906 (2003) and $13,566 (2004)                           2,200     2,200
   Common stock, $.001 par value; 250,000,000 shares
    authorized, 100,712,039 (2003 and 2004) issued
    and outstanding                                               101       101
   Capital in excess of par value                               3,721     3,721
   Deficit accumulated during the development stage            (5,555)   (5,608)
                                                              -------   -------

    Total stockholders' equity                                    467       414
                                                              -------   -------

                                                              $   512   $   510
                                                              =======   =======




                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

For the years ended October 31, 2002, 2003 and 2004 and
Cumulative Amounts from Inception (May 19, 1978) to October 31, 2004

(Dollar amounts in thousands)

                                                                                              Cumulative amounts
                                                              For the year ended October 31,    from inception
                                                               2002         2003        2004    (May 19, 1978)
                                                              -------     --------     -------- --------------
                                                                                                  (Unaudited)

Revenues:
   Interest                                                   $    --      $    --      $    --      $   281
   Royalty and lease bonus                                         --           --           --          211
   Gain on sale of machinery and equipment                         --           --           --          100
   Gain on sale of mining claims                                   --           --           --           12
   Gain on sale of undeveloped oil and gas properties              --           --           --           35
   Milling-custom                                                  --           --           --           14
   Gold and silver sales                                           --           --           --          177
   Equity in subsidiary earnings (losses) (Note 4)                 --           --           --          (96)
   Gain on sale of securities (Note 4)                             --           --           --          137
                                                              -------      -------      -------      -------
                                                                   --           --           --          871
Costs and expenses:
   Write-down of mill and mineral interests (Note 2)               --          268           --        3,201
   Loss on disposal of equipment and assets held for sale
     (Note 2)                                                      --           --           --           34
   Cost of milling                                                 --           --           --          260
   General and administrative                                     123           98           53        2,720
   Abandonment of non-producing mineral interests                  --           --           --           76
   Depreciation, depletion and amortization                        --           --           --          286
   Interest                                                        --           --           --          804
                                                              -------      -------      -------      -------
                                                                  123          366           53        7,381
                                                              -------      -------      -------      -------
Loss before extraordinary item                                   (123)        (366)         (53)      (6,510)



                         (Continued on following page)
                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

For the years ended October 31, 2002, 2003 and 2004 and
Cumulative Amounts from Inception (May 19, 1978) to October 31, 2004

                        (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                              Cumulative amounts
                                                              For the year ended October 31,    from inception
                                                               2002         2003        2004    (May 19, 1978)
                                                              -------     --------     -------- --------------
                                                                                                 (Unaudited)

Extraordinary gain on extinguishment of debt                       --           --           --          902
                                                              -------     --------     --------  -----------

   Net loss (Note 8)                                          $  (123)    $   (366)    $    (53)      (5,608)
                                                              =======     ========     ========  ===========

Basic loss per common share (Note 9):
   Loss before extraordinary item                             $   (*)     $    (*)     $    (*)   $    (0.10)
   Extraordinary gain on extinguishment of debt                    --           --           --         0.01
                                                              -------     --------     --------   ----------

    Basic net loss per common share                           $   (*)     $    (*)     $    (*)  $     (0.09)
                                                              =======     ========     ========  ===========

*Less than $.01 per share


                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          For the period from Inception
                       (May 19, 1978) to October 31, 2004

Information pertaining to the period from Inception (May 19, 1978) to October 31, 1998 is unaudited

(Dollar amounts in thousands)
                                                                                                             Deficit
                                                                                                           accumulated
                                                                                              Capital in    during the
                                                       Preferred stock       Common stock     excess of    development
                                                       Shares   Amount     Shares     Amount  par value       stage
                                                       ------   ------    --------    ------  ----------  -----------
                                                                                                         (Unaudited)
Issuance of common stock:
   For undeveloped mineral interest at $.10 per
    share in 1978                                       --      $   --       45,000   $   --   $      4    $     --
   For undeveloped mineral interest and services
    at $.10 per share in 1978                           --          --       20,000       --          2          --
   To a director for cash and royalty interest in oil
    lease at $.0125 per share in 1978                   --          --    1,000,000        1         12          --
   For cash:
    at $.025 per share, pursuant to private
    placement memorandum in 1978 and 1979               --          --    3,467,000        3         83          --
    at $.0125 per share in 1978                         --          --      800,000        1          9          --
   To officers and directors for cash and use of
    library at $.003 per share in 1979                  --          --    4,500,000        5          9          --
   For undeveloped mineral and oil and gas
    interests at $.12 per share in 1979                 --          --       80,000       --         10          --
   For cash at $.10 per share, pursuant to public
    offering, less $187,696 issue costs in 1979         --          --   12,000,000       12      1,000          --

Sale of common stock at $.28225 per share
   pursuant to private placement memorandum
   in 1980 (Note 2)                                     --          --    1,400,000        1        394          --



                          (Continued on following page)
                            See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2004

Information pertaining to the period from Inception
(May 19, 1978) to October 31, 1998 is unaudited

                        (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                                         Deficit
                                                                                                         accumulated
                                                                                            Capital in   during the
                                                     Preferred stock    Common stock        excess of    development
                                                     Shares   Amount   Shares   Amount      par value    stage
                                                     ------   ------   ------   ------      ----------   -----------
                                                                                                         (Unaudited)

Issuance of common stock:
   For cash and services at $.1925 per share
    in 1981                                              --       --    200,000     --           38          --
   For extended option at $.125 per share in 1981        --       --    100,000     --           12          --

Issuance of preferred stock for cash at $.10 per
   share pursuant to a public offering, less
   $514,000 issue costs in 1982 (Note 6)         30,000,000    1,500         --     --          986          --

Issuance of common stock:
   Partial consideration for mining property at
    $.10 per share in 1982 (Note 2)                      --       --  2,500,000      3          248          --
   For extended purchase option at $.1875 per
    share in 1982 (Note 2)                               --       --     30,000     --            6          --
   To an officer for debt settlement at $.04 per
    share in 1982                                        --       --    250,000     --           10          --
   For cash at $.01 per share in 1982                    --       --    250,000     --            2          --
   For services at $.10 per share in 1983                --       --     30,000     --            3          --
   For services at $.03 per share in 1983                --       --    250,000     --            7          --

Conversion of preferred stock into common stock
   in 1983                                       (1,974,700)    (99)    789,880      1           98          --


                          (Continued on following page)
                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2004

Information pertaining to the period from Inception
(May 19, 1978) to October 31, 1998 is unaudited

                        (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                                        Deficit
                                                                                                        accumulated
                                                                                           Capital in   during the
                                                     Preferred stock     Common stock      excess of    development
                                                     Shares   Amount   Shares    Amount    par value    stage
                                                     ------   ------   ------    ------    ----------   -----------
                                                                                                        (Unaudited)
Issuance of common stock for cash at $.075 per
   share, in a private placement in 1984                 --      --   1,000,000       2         74          --

Conversion of preferred stock into common stock
   in 1984                                           (5,500)     --       2,200      --         --          --

Issuance of common stock:
   To an officer and director for services valued
    at $.01 per share in 1986                            --      --   3,000,000       3         27          --
   For settlement of debt at $.015 per share in 1987     --      --     200,000      --          3          --
   For cash at $.0167 per share, pursuant to
    private placement in 1987                            --      --  10,975,000      11        172          --
   To an officer and director for royalty interest at
    $.01 per share in 1987 (Note 2)                      --      --     500,000       1          4          --
   To an officer and director and shareholder for
    past services at $.01 per share in 1987              --      --   2,900,000       3         26          --
   For settlement of debt in 1987:
    at $.015 per share                                   --      --   1,933,334       2         27          --
    at $.03 per share                                    --      --     400,000      --         12          --
    at $.02 per share                                    --      --      97,085      --          2          --
Conversion of preferred stock into common
   stock in 1987                                   (250,000)    (12)    100,000      --         12          --

                          (Continued on following page)
                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2004

Information pertaining to the period from Inception
(May 19, 1978) to  October 31, 1998 is unaudited

                        (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                                         Deficit
                                                                                                         accumulated
                                                                                            Capital in   during the
                                                      Preferred stock    Common stock       excess of    development
                                                      Shares    Amount   Shares    Amount   par value    stage
                                                      ------    ------   ------    ------   ----------   -----------
                                                                                                         (Unaudited)


Capital contribution of equipment by an officer
   and director in 1987                                  --        --          --      --         1          --

Issuance of common stock:
   To an officer and director for past services
    valued at $.03 per share in 1988                     --        --     500,000       1        14          --
   For cash at $.03 per share, pursuant to stock
    purchase agreement, net of offering costs of
    $60,797 in 1988 (Note 7)                             --        --  33,333,000      33       906          --
   To officers, directors and other individuals for
    royalty interests at $.01 per share in 1988 (Note 2) --        --   1,925,000       2        17          --
Conversion of preferred stock into common stock
   in 1988                                       (1,253,325)      (63)    501,330       1        62          --

Cancellation of common stock in 1989                     --        --     (10,000)     --        --          --

Conversion of preferred stock into common stock
   in 1989                                          (20,000)       (1)      8,000      --         1          --

Conversion of preferred stock into common stock
   in 1990                                         (256,025)      (13)    102,410      --        13          --

                          (Continued on following page)
                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2004

Information pertaining to the period from Inception
(May 19, 1978) to October 31, 1998 is unaudited

                        (Continued from preceding page)

(Dollar amounts in the thousands)
                                                                                                        Deficit
                                                                                            Capital in  during the
                                                     Preferred stock       Common stock     excess of   development
                                                     Shares   Amount      Shares   Amount   par value   stage
                                                     ------   ------      ------   ------   ----------  ----------
                                                                                                       (Unaudited)
Conversion of preferred stock into common
    stock in 1991                                   (635,000)     (32)    254,000     --        32          --
Conversion of preferred stock into common stock
    in 1992                                         (697,000)     (35)    278,800     --        35          --

Net loss for the period from inception to October
    31, 1998                                              --       --          --     --        --      (4,911)
                                                  ----------   ------  ----------    ---    ------    --------
Balance, October 31, 1998(unaudited)              24,908,450    1,245  85,712,039     86     4,373      (4,911)

Net loss for the year ended October 31, 1999              --       --          --     --        --         (30)
                                                  ----------   ------  ----------    ---    ------    --------
Balance, October 31, 1999                         24,908,450    1,245  85,712,039     86     4,373      (4,941)

Net loss for the year ended October 31, 2000              --       --          --     --        --         (34)
                                                  ----------   ------  ----------    ---    ------    --------
Balance, October 31, 2000                         24,908,450    1,245  85,712,039     86     4,373      (4,975)

Net loss for the year ended October 31, 2001              --       --          --     --        --         (91)
                                                  ----------   ------  ----------    ---    ------    --------
Balance, October 31, 2001                         24,908,450    1,245  85,712,039     86     4,373      (5,066)

Net loss for the year ended October 31, 2002              --       --          --     --        --        (123)
                                                  ----------   ------  ----------    ---    ------    --------
Balance, October 31, 2002                         24,908,450    1,245  85,712,039     86     4,373      (5,189)


                        (Continued on the following page)
                            See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2004

Information pertaining to the period from Inception
(May 19, 1978) to October 31, 1998 is unaudited

                        (Continued from preceding page)

(Dollar amounts in the thousands)
                                                                                                         Deficit
                                                                                            Capital in   during the
                                                     Preferred stock       Common stock     excess of    development
                                                     Shares    Amount      Shares   Amount  par value    stage
                                                     ------    ------      ------   ------  ----------   ----------
                                                                                                         (Unaudited)
Issuance of stock for the investment             19,091,550      955   15,000,000      15      (652)
 in joint venture (Note 3)

Net loss for the year ended October 31, 2003                                                                   (366)
                                                  ----------  ------  -----------   -----     -----       ---------
Balance, October 31, 2003                         44,000,000   2,200  100,712,039     101     3,721          (5,555)

Net loss for the year ended October 31, 2004                                                                    (53)
                                                  ----------   ------  -----------   -----     -----       ---------

Balance, October 31, 2004                         44,000,000  $2,200  100,712,039    $101    $3,721          (5,608)
                                                  ==========   ======  ===========   =====    ======       =========





                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

For the years ended October 31, 2002, 2003 and 2004 and
Cumulative Amounts from Inception (May 19, 1978) to October 31, 2004


(Dollar amounts in thousands)
                                                                                              Cumulative
                                                                                             amounts from
                                                                                              inception
                                                              2002       2003      2004     (May 19, 1978)
                                                              ----       ----      ----      --------------
                                                                                             (unaudited)
Cash flows from operating activities:
   Net loss                                                  $(123)    $(366)      $ (53)     $(5,608)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Loss from subsidiary                                      --         --         --           96
      Depreciation, depletion and amortization                  --         --         --          286
      Write-down of mill and mineral interests                  --        268         --        3,201
      Abandonment of non-producing mineral interests            --         --         --           76
      Gain on sale of mineral interests and oil and gas
       properties                                               --         --         --          (57)
      Gain on disposal of machinery and equipment               --         --         --          (73)
      Amortization of deferred revenue                          --         --         --          (24)
      Advance royalties                                         --         --         --           28
      Issuance of common stock for services                     --         --         --          105
      Change in assets and liabilities:
       Increase in prepaid expenses and deposits                 8         --         --           --
       Increase (decrease) in accounts payable                  (5)         1         29           34
                                                             -----      -----      -----       ------
         Total adjustments                                       3        269         29        3,672
                                                             -----      -----      -----       ------
            Net cash used in operating activities             (120)       (97)       (24)      (1,936)


                          (Continued on following page)
                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

For the years ended October 31, 2002, 2003 and 2004 and
Cumulative Amounts from Inception (May 19, 1978) to October 31, 2004

                        (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                              Cumulative
                                                                                             amounts from
                                                                                              inception
                                                           2002         2003        2004     (May 19, 1978)
                                                           ----         ----        ----     --------------
                                                                                              (unaudited)
Cash flows from investing activities:

   Proceeds from sale of assets held for sale,
    mineral interests, oil and gas properties and equipment  75            7         --          320
   Decrease in advances and investment in affiliates         --           --         --          175
   Acquisition of:
    Mineral interests and oil and gas properties             --           --         --       (3,414)
    Mill and equipment                                       --           --         --         (395)
    Other                                                    --           --         --          (58)
                                                          -----        -----      -----       ------

   Net cash provided by (used in) investing activities       75            7         --       (3,372)

Cash flows from financing activities:

  Proceeds from the sale of:
    Common stock - net                                       --           --         --        2,802
    Preferred stock - net                                    --           --         --        2,486
    Borrowing from related party                             --           --         22           22
                                                          -----        -----      -----       ------

   Net cash provided by financing activities                 --           --         22        5,310
                                                          -----        -----      -----       ------

Increase (decrease) in cash                                 (45)         (90)        (2)           2

Cash and cash equivalents at beginning of period            139           94          4           --
                                                          -----        -----      -----       ------
Cash and cash equivalents at end of period                $  94        $   4      $   2       $    2
                                                          =====        =====      =====       ======

                          (Continued on following page)
                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

For the years ended October 31, 2002, 2003 and 2004 and
Cumulative Amounts from Inception (May 19, 1978) to October 31, 2004

                        (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                             Cumulative
                                                                                             amounts from
                                                                                              inception
                                                           2002         2003        2004    (May 19, 1978)
                                                           ----         ----        ----     --------------
                                                                                              (unaudited)
Supplemental disclosure of non-cash investing
 and financing activities (Note 3):

     During 2003, the Company acquired a 25% interest in two Australian petroleum exploration permits ($358) by issuing Restricted common stock and Restricted
     $.015 Cumulative convertible preferred stock
     (Totaling $318), and recognized an estimated liability for stock registration of $40.










                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2002, 2003 and 2004


1. Organization and summary of significant accounting policies

Organization:

Rocky Mountain Minerals, Inc. (the Company) was incorporated on February 21,1974, and began operations on May 19, 1978 (inception) and is considered to be a mining company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the acquisition of mineral interests, oil and gas properties and leases, financing activities, and initiated milling of the Company's mine tailings in 1983. During the year ended October 31, 1982, the Company disposed of the majority of its then oil and gas properties. In January 1984, the Company discontinued milling. Subsequent to October 31, 1991, the Company was inactive and had limited receipts and expenditures until 2003 when the Company issued stock for an investment in a joint venture.

Basis of presentation:

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at October 31, 2004 had minimal cash. As a development stage company, the Company relies on infusions of cash through the sale of assets held for sale, the performance of its investment in joint venture and the issuance of equity capital. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2002, 2003 and 2004


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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2002, 2003 and 2004


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

Unaudited financial statements:

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations and cash flows for the period from inception (May 19, 1978) to October 31, 2004.

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


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2002, 2003 and 2004

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

3. Investment in joint venture

In April 2003 the Registrant acquired a 25% interest in two petroleum exploration permits, WA-329-P and WA-322-P, in the North West Shelf area of the Carnarvon Basin, offshore Western Australia, from two unlisted public companies. Mr. E.G. Albers, a member of the Registrant's board, is a shareholder and director of these two public companies. The area represented by the permits is approximately 356,000 acres, and the project is known as the Exmouth Joint Venture Project. In agreeing to earn a 25% interest in the project, the Registrant issued 5,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $0.015 Cumulative Convertible Preferred Stock. The Company estimates registration costs to be $40,000. In October 2003, the Registrant issued an additional 10,000,000 shares of Restricted Common Stock, when taken with the previous issue aforesaid, to meet a $969,550 funding requirement associated with the interest.

In May 2004 the Exmouth Joint Venture sold exploration permit WA-322-P to BHP Billiton Petroleum Limited ("BHP"). In return BHP agreed to the acquistion and processing of 3D seismic in the Joint Venture's adjacent exploration permit, WA-329-P, as well as a $600,000 initial cash payment, a deferred cash payment of $1,100,000 contingent upon BHP drilling a well in WA-322-P, and granting an overriding royalty interest ranging from 2.75 to 3.75 percent on WA-322-P.

In July 2004 the Registrant's 25% share of the initial cash proceeds from the BHP sale, $150,000, were offset against existing Year 2 seismic acquisition obligations pursuant to the Farmin Agreement. As a term of this arrangement the Registrant entered into an agreement to reacquire 10,000,000 shares of its Common Stock previously issued to Octanex NL and Strata Resources NL, the Company's Joint Venture partners, for no further outlay. At October 31, 2004, the 10,000,000 shares had not yet been reconveyed and are expected to be reconveyed in the second quarter of fiscal 2005. At that time, the investment in joint venture will be reduced with a corresponding reduction in common stock and capital in excess of par value.



                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2002, 2003 and 2004


All subsequent seismic commitment costs in WA-329-P are to be shared pro rata between the Exmouth Joint Venture Parties.

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


5. Note payable-related party

In May 2004, the Company signed a Promissory Note Agreement with Great Missenden Holdings, a shareholder, whereby the Company borrowed $22,000 from Great Missenden Holdings. The note bears interest of 10% per annum and is payable on or before May 1, 2007. The note is convertible into shares of the Company's Common Stock at any time after 18 months on the basis of 5,000 shares of Common Stock for every $1,000. The Company has the right to repay in full at any time during the first 18 months.


6. Preferred stock

During fiscal 1981, the stockholders voted to amend the Articles of Incorporation to authorize the issuance of preferred stock having a par value of $.05. The Board of Directors designated 44,000,000 shares of the preferred stock as $.015 cumulative convertible preferred stock (hereinafter referred to as "preferred stock"). The holders of the preferred stock are, subject to declaration, entitled to receive $.015 per share annual dividends, and $.10 per share, plus accrued but unpaid dividends, upon liquidation, dissolution or winding up of the Company. The dividends, which may be paid in cash, common stock or gold, are payable annually, if and when declared by the Board of Directors only from earned surplus. Cumulative dividends in arrears as of October 31, 2004 amount to $9,166,163 ($.21 per share). Each share of the preferred stock is convertible by the holder, at his option, into .4 shares of common stock. The preferred stock may be called for redemption at $.15 per share, plus accrued but unpaid dividends, either in cash, in common stock or gold. As no profit has been achieved and as no dividends have been declared, no provision has been made for unpaid dividends.

7. Common stock

In connection with a stock purchase agreement consummated on April 22, 1988, with Quillium Nominees Pty., Ltd. (Quillium) pursuant to which 33,333,000 shares of the Company's restricted common stock were issued, the Company agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, for the 33,333,000 shares issued under the agreement. This has not been performed as of October 31, 2004.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2002, 2003 and 2004



8. Income taxes

At October 31, 2004, the Company had net operating loss carryforwards for tax purposes of approximately $ 1,315,000. If not used to offset future taxable income, the carryforwards will expire as follows:


          Fiscal Year of expiration        Amount
          -------------------------      ---------
                  2004                   $ 215,000
                  2005                     194,000
                  2006                      78,000
                  2007                      98,000
                  2008                      33,000
                  2010                     108,000
                  2011                      25,000
                  2017                     125,000
                  2019                      29,000
                  2020                      35,000
                  2021                      89,000
                  2022                     135,000
                  2023                      98,000
                  2024                      53,000


At October 31, 2003 and 2004, total deferred tax assets and valuation allowances are as follows:


       Deferred tax assets resulting      2003             2004
                                          ----             ----
          Net operating loss           $   615,000    $ 460,000
          Write-down of assets held        612,000      612,000
                                       -----------   -----------
              Total                      1,227,000    1,072,000
         Less valuation allowance       (1,227,000)  (1,072,000)
                                       -----------   -----------
                                       $        --   $        --
                                       ===========   ===========

A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

9. Basic loss per common share

Basic loss per common share is based on the weighted average number of shares of common stock outstanding during each year, 85,712,000 shares in 2002, 88,212,000 in 2003, 100,712,000 in 2004 and 63,512,000 shares for the period from May 19,
1978 through October 31, 2004.


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2002, 2003 and 2004


10. Commitments and contingencies

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

11. Related party transactions

In 1994, the Company entered into an agreement to reimburse its President for office space and overhead. Total amounts paid and payable to the President for office usage during the three years ended October 31, 2004 were $24,000 in 2002, 2003 and 2004.












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

DATED:  January 28, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATED: January 28, 2005        BY: /s/ W. Ray Hill
                                   -----------------------------------
                                   W. Ray Hill, Treasurer and Director
                                   (Principal Executive, Financial and
                                        Accounting Officer)

DATED: January 28, 2005        BY: /s/ E. Geoffrey Albers
                                   ----------------------------
                                   E. Geoffrey Albers, Director


DATED: January 28, 2005        BY: /s/ David B. Hill
                                   -----------------------
                                   David B. Hill, Director


DATED: January 28, 2005        BY: /s/ John B. Rubel
                                   -----------------------
                                   John B. Rubel, Director