Form 10-Q
period 2005-01-31
ROCKY MOUNTAIN MINERALS INC
filed 2005-03-17
CIK 312583

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _______  TO _______

     Commission file number: 0-9060


                          ROCKY MOUNTAIN MINERALS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


           Wyoming                                    83-0221102
 ------------------------------             -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification  Number)
 incorporation or organization)


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

             Class                             Outstanding at January 31, 2005
Common stock, $.001 par value                         100,712,039 shares

                          ROCKY MOUNTAIN MINERALS, INC.

                               INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----
PART 1.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Balance Sheet, October 31, 2004 (audited)
           and January 31, 2005 (unaudited)..............................  1-2

           Statements of Operations for the
           Three Months ended January 31, 2005
           and 2004 and Cumulative Amounts
           Since Inception   (unaudited).................................    3

           Statements of Cash Flows for the Three Months
           Ended January 31, 2005 and 2004 and
           Cumulative Amounts Since Inception
           (unaudited)...................................................    4

           Notes to Financial Statements (unaudited).....................  5-6

Item 2.    Management's Discussion and Analysis
           of  Financial Condition and
           Results of Operations......................................... 6-11

Item 3.    Quantitative and Qualitative
           Disclosures About Market Risk.................................   11

Item 4.    Controls and Procedures.......................................11-12


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................   12

Item 2.    Changes in Securities and Use of Proceeds.....................   12

Item 3.    Defaults Upon Senior Securities...............................   12

Item 4.    Submission of Matters to a Vote of
           Securities Holders............................................   12

Item 5.    Other Information.............................................   12

Item 6     Exhibits and Reports on Form 8-K..............................12-13

           Signatures....................................................   13

                          PART I. FINANCIAL INFORMATION
ITEM 1.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET


                                     ASSETS

                  (Amounts in thousand, except per share data)


                                                       October 31,   January 31,
                                                         2004          2005
                                                       (Audited)    (Unaudited)
ASSETS
     Current Assets:
         Cash                                          $       2       $     --
         Assets held for sale                                150            150
                                                       ---------       --------
            Total current assets                             152            150


      Investment in joint venture                            358            358
                                                       ---------       --------



TOTAL ASSETS                                           $     510       $    508
                                                       =========       ========





                             See accompanying notes.
                                       (1)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Amounts in thousands, except per share data)

                                                       October 31,   January 31,
                                                          2004          2005
                                                        (Audited)    (Unaudited)

Current  liabilities:
   Accounts payable                                      $    34       $    41
   Registration costs                                         40            40
   Accrued compensation                                       --            30
                                                         -------       -------
   Total current liabilities                                  74           111

Long term liabilities:
   Note payable-related party (Note 5 )                       22            25
                                                         -------       -------
   Total long term liabilities                                22            25

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                                2,200         2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     100,712,039 shares issued and
     outstanding                                             101           101

   Capital in excess of par value                          3,721         3,721
   Deficit accumulated during the
     development stage                                    (5,608)       (5,650)
                                                         -------       -------

Total stockholder's equity                                   414           372
                                                         -------       -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $   510       $   508
                                                         =======       =======



                             See accompanying notes.
                                       (2)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                      For the Three Months
                                       Ended January 31,
                                                           Cumulative amounts
                                        2004        2005    since inception



Revenues                              $    --      $    --      $   871
                                      -------      -------      -------

Costs and expenses:
  Mill expense                             --           --        3,495
  General and administrative               10           42        2,762
  Depreciation, depletion
  and amortization                         --           --          362
   Interest                                --           --          804
                                      -------      -------      -------
Total costs and expenses                   10           42        7,423

Loss before
 extraordinary item                        --           --       (6,552)
Extraordinary gain on
 extinguishment of debt                    --           --          902
                                      -------      -------      -------

Net loss (Note 2)                     $   (10)     $   (42)     $(5,650)
                                      =======      =======      ======

Loss per share (Note 3):              $     *      $     *      $ (.09)
                                      =======      =======      ======

*Less than $0.01 per share.





                             See accompanying notes.
                                       (3)


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                For the Three Months
                                                  Ended January 31,
                                                  2004        2005   Cumulative Amounts
                                                                      since inception

Cash flows from operating activities:
   Net loss                                     $   (10)    $   (42)    $(5,650)
   Adjustments to reconcile net
   loss to net cash used in
      operating activities:
     Write-downs and asset sales                     --          --       3,247
     Depreciation, depletion
       and amortization                              --          --         286
     Common stock issued for
       services                                      --          --         105
     Changes in assets and liabilities:
         Accounts payable and
            accrued expenses                          7          37          71
         Due to shareholders                         --           3           3
                                                -------     -------     -------

   Net cash used in operating
         activities                                  (3)         (2)     (1,938)
                                                -------     -------     -------

Cash flows from investing activities:
   Proceeds from sale of assets                      --          --         495

   Acquisition of assets                             --          --      (3,867)
                                                -------     -------     -------

Net cash provided by
  investing activities                               --          --      (3,372)
                                                -------     -------     -------

Cash flows from financing activities:
 Proceeds from Stock and
   borrowings                                        --          --       5,310
                                                -------     -------     -------

Decrease in cash                                     (3)         (2)         --

Cash at beginning of period                           4           2          --
                                                -------     -------     -------

Cash at end of period                           $     1     $    --     $    --
                                                =======     =======     =======




                             See accompanying notes.
                                       (4)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended January 31, 2005 and January 31, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2004 as filed with the Securities and Exchange Commission.

     Note 1: Organization

     Rocky Mountain Minerals, Inc (variously the "Company", the "Registrant" and "RMMI") was incorporated in Wyoming on May 19, 1978 and is considered to be a mining company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of resource exploration properties.

     Note 2: Income Taxes

     No provision for income taxes is required for the period ended January 31, 2005 or 2004, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

     Note 3: Loss per Share/Common Stock

     Loss per share is based on the weighted average number of shares of common stock outstanding during the three months ended January 31, 2005 and 2004, 100,712,039 shares in 2004 and 100,701,039 shares in 2005. The weighted average number of shares of common stock outstanding during the period from inception through January 31, 2005 is 63,860,000.

     Note 4: Investment in Joint Venture

     In July 2004, the Company entered into an agreement with Octanex NL and Strata

                                       (5)

Resources NL whereby an aggregate of 10 million shares of Common stock in RMMI, previously issued by RMMI to Octanex and Strata, will be reconveyed to RMMI during the second quarter 2005. As consideration for the reconveyance, RMMI's 25% share of the initial net cash proceeds of the BHP Permit Sale Transaction, up to a limit of (US)$150,000, were offset against seismic acquisition obligations of RMMI to Octanex/Strata pursuant to the Farmin Agreement. (See
Item 2 - Oil & Gas Exploration Activities).

     Note 5: Related Party Transactions

     Mr E Geoffrey Albers is a director and shareholder of Great Missenden Holdings Pty Ltd. In May 2004, the Company signed a Promissory Note Agreement with Great Missenden Holdings whereby the company borrowed $22,000. The note bears interest of 10% per annum and is payable on or before May 1, 2007. The note is convertible into shares of the Company's Common Stock at any time after 18 months on the basis of 5,000 shares of Common Stock for every $1,000. The Company has the right to repay in full at any time during the first 18 months.


     The Company also has the use of premises in Australia at 25th Floor, 500 Collins Street, Melbourne, Victoria. The office space is taken on a nonexclusive basis, with no rent payable, but the usage of the premises is included in the charges Mr E Geoffrey Albers makes in respect to the administration of the Company.

     With regard to the interest in the Exmouth Joint Venture, Mr E Geoffrey Albers is a director and shareholder in each of Octanex NL and Strata Resources NL. All of these companies, with RMMI, are the holders of the Exmouth Joint Venture.

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

     General and administrative expenses increased for the three months ending January 31, 2005 as compared to the three months ended January 31, 2004 primarily due to the Company's higher level of activity in evaluating various business opportunities during 2005 and related compensation during the period.



                                       (7)

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

Oil and Gas Exploration Activities

     In April 2003 the Registrant by way of a farmin agreement ("Farmin Agreement") subsequently approved by the Western Australian Offshore Petroleum Authority (the "Designated Authority") acquired a 25% interest in the Exmouth Joint Venture which held two petroleum exploration permits, WA-322-P and WA-329-P, granted and authorized by the Australian government in the North West Shelf area of the Carnarvon Basin, offshore Western Australia, from two Australian public companies. Mr. E.G. Albers, a member of the Registrant's board, is also a shareholder and director of these companies. The area represented by the permits is approximately 356,000 acres, and the project is known as the Exmouth Joint Venture. In agreeing to earn a 25% interest in the project, the Registrant issued 5,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $0.015 Cumulative Convertible Preferred Stock. The Registrant estimates registration costs to be $40,000. In October 2003, the Registrant issued an additional 10,000,000 shares of Restricted Common Stock, when taken with the previous issue

                                       (8)
aforesaid, to meet a $969,550 funding requirement associated with the interest. The initial exploration program has consisted of acquiring and interpreting existing open-file seismic data including 2D and 3D seismic data sets, and the planned shooting of new seismic surveying. All subsequent costs above $969,550 relating to the Joint Venture were agreed to be shared by the Exmouth Joint Venture participants in accordance with their interests as governed by the Joint Venture Operation Agreement.

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

     In July 2004 the Company entered into an agreement with Octanex NL and Strata Resources NL whereby the 10 million shares of Common stock in RMMI previously issued by RMMI to Octanex and Strata were agreed to be reconveyed to RMMI. As consideration for the reconveyance, RMMI's 25% share of the initial net cash proceeds of the BHP permit sale transaction up to a limit of (US) $150,000, were offset against existing seismic acquisition obligations of RMMI to Octanex/Strata pursuant to the Farmin Agreement. All subsequent seismic commitment costs in WA-329-P are to be shared pro rate between the Exmouth Joint Venture participants. However, as a result of the transaction with BHP Billiton it is expected that there will be no further seismic costs to be born by the Exmouth Joint Ventures in relation to the year 2 seismic commitment for WA-329-P.

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

                                       (9)

     BHP Billiton have recently advised, following extensive tendering by them, that due to a longer than anticipated environmental approvals process, that the "window of opportunity" allowing their contractor to acquire 3D seismic survey over part of WA-329-P and other adjacent areas, was lost. BHP advised that the next available opportunity to acquire the survey under the existing contract is in the April to May 2005 timeframe.

     As a result, BHP Billiton has sought Designated Authority approval to suspend the Permit Year 2 work programme conditions in WA-322-P for a period of 6-months, together with a corresponding extension of such permit term, allowing BHP Billiton to fulfil the Year 2 work commitment in that permit. Because the 3D shoot in WA-322-P and WA-329-P would be shot as one, and as a consequence of the environmental outcome for our contractual agent in WA-329-P, BHP Billiton, the Exmouth Joint Venture have sought similar approvals in relation to WA-329-P. Accordingly, Octanex N.L., on behalf of the Exmouth Joint Venturers, has sought Designated Authority approval to suspend the Permit Year 2 work programme conditions in WA-329-P for a further period of 6-months, together with a corresponding extension of the permit term, thus allowing BHP Billiton to shoot the 55 kms(2) 3D seismic survey on our behalf and enable the Exmouth Joint Venturers time to fulfil the Year 2 work commitment. This approval was granted by the Designated Authority, and extends the Year 2 end date to March 21, 2005 in both WA-322-P and WA-329-P. Year 3 would end on March 21, 2006.

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

Funding

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

                                      (10)

     The Company relies upon certain of its directors to perform the day to day administrative functions of the Company as well as those actions and decisions taken by the board of directors. As the Company's capital resources are limited, the board plans to remunerate certain of its directors by the issue of common stock in lieu of cash payments. Specifically, during the second quarter, the Company will issue 3,000,000 shares of Common stock to each of Ernest Geoffrey Albers and to William Ray Hill Jr., for their services in relation to the period from November 1, 2002 to July 31, 2004 (21 months) and a further 2,000,000 shares to each of them for the period from August 1, 2004 to October 31, 2005 (14 months).

     In addition, the Company has and will accept advances to enable it to meet its expenditure requirements and in return would issue convertible notes with an interest coupon of 10% per annum, convertible into shares of Common Stock on the basis of 5,000 shares of Common stock for every $1,000.00 convertible note or part thereof.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of January 31, 2005, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4. Controls and procedures

     Management of the Company, under the supervision and with participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange

                                      (11)

Commission ("SEC") Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that the Company's disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and it is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     During the three months covered by this Report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Securities Holders

         None.

Item 5. Other information

         None.

Item 6. Exhibits and Reports on Form 8-K.

        List of Exhibits

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                      (12)

Reports on Form 8-K

There were no reports filed by the Registrant on Form 8-K for the quarter ended January 31, 2005.




                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ROCKY MOUNTAIN MINERALS, INC.
                                           (Registrant)





 Date: March 17, 2005                       By:  /s/  W. Ray Hill
                                                 ---------------------------
                                                 W. Ray Hill
                                                 Chief Executive Officer and
                                                 Chief Financial Officer








                                      (13)