Form 10-Q
period 2005-04-30
ROCKY MOUNTAIN MINERALS INC
filed 2005-06-14
CIK 312583

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005.

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

             Class                             Outstanding at April 30, 2005
Common stock, $.001 par value                         106,712,039 shares

                          ROCKY MOUNTAIN MINERALS, INC.

                               INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----
PART 1.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Balance Sheet, October 31, 2004 (audited)
           and April 30, 2005 (unaudited)..............................  1-2

           Statements of Operations for the
           Six Months and Three Months ended
              April 30, 2005 and 2004 and
           Cumulative Amounts Since
           Inception  (unaudited) .....................................    3

           Statements of Cash Flows for the Six Months
           Ended April 30, 2005 and 2004 and
           Cumulative Amounts Since Inception
           (unaudited) ................................................    4

           Notes to Financial Statements (unaudited)...................  5-6

Item 2.    Management's Discussion and Analysis
           of  Financial Condition and
           Results of Operations ......................................  6-11

Item 3.    Quantitative and Qualitative
           Disclosures About Market Risk ..............................    11

Item 4.    Controls and Procedures.....................................    11

PART II.   OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K..............................  12

           Signatures...................................................   12

                          PART I. FINANCIAL INFORMATION
ITEM 1.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET




                                     ASSETS

                  (Amounts in thousand, except per share data)




                                                       October 31,    April 30,
                                                         2004            2005
                                                       (Audited) (Unaudited)
ASSETS
     Current Assets:
         Cash                                          $       2       $      1
         Assets held for sale                                150            150
                                                       ---------       --------
            Total current assets                             152            151


      Investment in joint venture                            358            358
                                                       ---------       --------



TOTAL ASSETS                                           $     510       $    509
                                                       =========       ========





                             See accompanying notes.
                                       (1)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)



                                  BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Amounts in thousands, except per share data)




                                                       October 31,    April 30,
                                                          2004          2005
                                                        (Audited) (Unaudited)

Current  liabilities:
   Accounts payable                                      $    34       $    33
   Registration costs                                         40            40
   Accrued compensation                                       --            80
                                                         -------       -------
   Total current liabilities                                  74           153

Long term liabilities:
   Note payable-related party (Note 5 )                       22            36
                                                         -------       -------
   Total long term liabilities                                22            36

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                                2,200         2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized
    100,712,039 (2004) and
     106,712,039 (2005) shares
     issued and outstanding                                  101           107

   Capital in excess of par value                          3,721         3,895
   Deficit accumulated during the
     development stage                                    (5,608)       (5,882)
                                                         -------       -------

Total stockholder's equity                                   414           320
                                                         -------       -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $   510       $   509
                                                         =======       =======


                             See accompanying notes.
                                       (2)


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                             For the Three Months   For the Six Months   Cumulative amounts
                             Ended April 30,        Ended April 30,       since inception
                             2004        2005       2004       2005
                             -------------------    ------------------    ---------------

Revenues                     $   --      $   --      $   --     $   --      $     871
                             ------      ------      ------     ------      ---------

Costs and expenses:
  Mill expense                   --          --          --         --          3,495
  General and administrative     37         232          55        274          2,994
  Depreciation, depletion
  and amortization               --          --          --         --            362
   Interest                      --          --          --         --            804
                             ------      ------      ------     ------      ---------
Total costs and expenses         37         232          55        274          7,655

Loss before
 extraordinary item              --          --          --         --         (6,784)
Extraordinary gain on
 extinguishment of debt          --          --          --         --            902
                             ------      ------      ------     ------      ---------

Net loss (Note 2)          $    (37)    $  (232)     $  (55)    $ (274)     $  (5,882)
                           ========     =======      ======     ======      =========

Loss per share (Note 3):   $      *     $     *      $    *     $    *      $    (.09)
                           ========     =======      ======     ======      =========

*Less than $0.01 per share.







                             See accompanying notes.
                                       (3)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                     Cumulative
                                                For the Six Months     Amounts
                                                  Ended April 30,      since
                                                2004        2005      inception
                                              --------------------  -----------

Cash flows from operating activities:
   Net loss                                   $   (55)    $ (274)    $(5,882)
   Adjustments to reconcile net
   loss to net cash used in
      operating activities:
     Write-downs and asset sales                   --         --       3,247
     Depreciation, depletion
       and amortization                            --         --         286
     Common stock issued for
       services                                    --        180         285
     Changes in assets and liabilities:
         Accounts payable and
            accrued expenses                       --         79         113
         Due to shareholders                       --          4          14
                                               ------     ------     -------

   Net cash used in operating
         activities                               (55)        (1)     (1,937)
                                               ------     ------     -------

Cash flows from investing activities:
   Proceeds from sale of assets                    --         --         495

   Acquisition of assets                            7         --      (3,867)
                                               ------     ------     -------

Net cash provided by
  investing activities                              7         --      (3,372)
                                               ------     ------     -------

Cash flows from financing activities:
 Proceeds from Stock and
   borrowings                                      --         --       5,310
                                               ------     ------     -------

Decrease in cash                                  (48)        (1)          1

Cash at beginning of period                        94          2          --
                                               ------     ------     -------

Cash at end of period                         $    46     $    1     $     1
                                               ======     ======     =======



                             See accompanying notes.
                                       (4)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three and six months ended April 30, 2005 and April 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2005 as filed with the Securities and Exchange Commission.

     Note 1: Organization

     Rocky Mountain Minerals, Inc (variously the Company, the Registrant and
RMMI) was incorporated in Wyoming on May 19, 1978 and is considered to be a mining company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of resource exploration properties.

     Note 2: Income Taxes

     No provision for income taxes is required for the period ended April 30, 2005 or 2004, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

     Note 3: Loss per Share/Common Stock

     Loss per share is based on the weighted average number of shares of common stock outstanding during the six months ended April 30, 2005 and 2004, 100,712,039 shares in 2004 and 102,833,586 shares in 2005. The weighted average number of shares of common stock outstanding during the three months ended April 30, 2005 and 2004 was 105,026,646 and 100,712,039, respectively. The weighted average number of shares of common stock outstanding during the period from inception through January 31, 2005 is 64,257,000.

     Note 4: Investment in Joint Venture

     In July 2004, the Company entered into an agreement with Octanex NL and Strata Resources NL whereby an aggregate of 10 million shares of Common stock in RMMI,previously issued by RMMI to Octanex and Strata, will be reconveyed to RMMI during the second quarter 2005. As consideration for the reconveyance, RMMI's 25% share of the initial net cash proceeds of the BHP Permit Sale Transaction, up to a limit of (US)$150,000, were offset against seismic acquisition obligations of RMMI to Octanex/Strata pursuant to the Farmin Agreement. (See
Item 2 - Oil & Gas Exploration Activities).


                                       (5)

     Note 5: Related Party Transactions

     Mr E Geoffrey Albers is a director and shareholder of Great Missenden Holdings Pty Ltd. In May 2004, the Company signed a Promissory Note Agreement with Great Missenden Holdings whereby the company borrowed $22,000. The note bears interest of 10% per annum and is payable on or before May 1, 2007. The note is convertible into shares of the Company's Common Stock at any time after 18 months on the basis of 50,000 shares of Common Stock for every $1,000. The Company has the right to repay in full at any time during the first 18 months.


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

Undeveloped mineral interests and oil and gas properties:

     The Company utilized the successful efforts method of accounting for undeveloped mineral interests and oil and gas properties. Capitalized costs were charged to operations at the time the Company determined that no economic reserves existed. Costs of carrying and retaining undeveloped properties were charged to expense when incurred. Proceeds from the sale of undeveloped properties were treated as a recovery of cost. Proceeds in excess of the capitalized cost realized in the sale of any such properties, if any, were to be recognized as gain to the extent of the excess.

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



                                       (6)

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

     General and administrative expenses increased for the six months ending April 30, 2005 as compared to the six months ended April 30, 2004 primarily due to the Company's higher level of activity in evaluating various business opportunities during 2005 and related compensation during the period and the issuance in 2005 of 6,000,000 shares of common stock for the payment of past services.

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

Plan of Operation

General

     The Registrant is focused on exploration and development of oil and natural gas resources. Our core business is directed at the acquisition of interests in oil and gas prospects in the offshore areas of Australia's territorial waters. We rely on the considerable experience in the oil and gas industry of our directors and our consultants to identify and conduct initial analyses of properties in which we may acquire an interest. We devote essentially all of our resources to the identification of high quality oil and gas properties and seek to keep our overheads at a minimum level through the retention of carefully

                                       (7)
selected consultants, contractors and service companies. We use proven technologies to evaluate prospects before acquiring a working interest. Generally, we expect to invest in projects at different levels of participation. We plan to maintain as high a percentage of participation as can be prudently managed. We will focus on areas considered to have significant near term potential for oil or medium term potential for gas, or which can be farmed out and/or developed in conjunction with other industry players. We intend to consistently minimize our financial outlay requirements, wherever possible, through promoted farm-out transactions to provide maximum leverage for shareholders at minimal cost.

Oil and Gas Exploration Activities

     In April 2003 the Registrant by way of a farmin agreement (Farmin Agreement) subsequently approved by the Western Australian Offshore Petroleum Authority (the Designated Authority) acquired a 25% interest in the Exmouth Joint Venture which held two petroleum exploration permits, WA-322-P and WA-329-P, granted and authorized by the Australian government in the North West Shelf area of the Carnarvon Basin, offshore Western Australia, from two Australian public companies. Mr. E.G. Albers, a member of the Registrant's board, is also a shareholder and director of these companies. The area represented by the permits is approximately 356,000 acres, and the project is known as the Exmouth Joint Venture. In agreeing to earn a 25% interest in the project, the Registrant issued 5,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $0.015 Cumulative Convertible Preferred Stock. The Registrant estimates registration costs to be $40,000. In October 2003, the Registrant issued an additional 10,000,000 shares of Restricted Common Stock, when taken with the previous issue aforesaid, to meet a $969,550 funding requirement associated with the interest. The initial exploration program has consisted of acquiring and interpreting existing open-file seismic data including 2D and 3D seismic data sets, and the planned shooting of new seismic surveying. All subsequent costs above $969,550 relating to the Joint Venture were agreed to be shared by the Exmouth Joint Venture participants in accordance with their interests as governed by the Joint Venture Operation Agreement.

     In early 2004 the Exmouth Joint Venturers entered into and subsequently settled an agreement with a subsidiary of BHP Billiton Petroleum Limited (BHP Billiton) for the sale of the whole of the participating interest in WA-322-P to BHP Billiton. In return BHP Billiton has agreed to the acquisition and processing of a 55 kms2 of 3D seismic in the Exmouth Joint Venture's adjacent permit, WA-329-P, as well as a cash reimbursement, a deferred cash payment contingent upon BHP Billiton drilling a well in WA-322-P, and the grant of an overriding royalty interest with respect to revenue from any future production from WA-322-P, less applicable petroleum resource rent tax, depending on the level of aggregate production.

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

                                       (8)

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

     BHP Billiton is contractually committed to the Exmouth Joint Venturers to shoot the 55 kms2 of 3D seismic for the benefit of the Exmouth Joint Venturers in WA-329-P. Costs associated with the shooting of 3D seismic data are usually in the order of (AUD) $10-12,000 per km2 depending on size of shoot, weather and other environmental factors. The Exmouth Joint Venturer has suggested to the Designated Authority (the body responsible for administering permits on behalf of the Australian government) that it accept the shooting of 55 kms2 of new 3D seismic in full satisfaction of the 750 kms of 2D data as fulfilling the Year 2 work commitment in WA-329-P.

     BHP Billiton have recently advised that the next available opportunity to acquire the survey is in July 2005.

     As a result, BHP Billiton has sought Designated Authority approval to suspend the Permit Year 2 work programme conditions in WA-322-P for a period of 6-months, together with a corresponding extension of such permit term, allowing BHP Billiton to fulfil the Year 2 work commitment in that permit. Because the 3D shoot in WA-322-P and WA-329-P would be shot as one, and as a consequence of the environmental outcome for our contractual agent in WA-329-P, BHP Billiton, the Exmouth Joint Venture have sought similar approvals in relation to WA-329-P. Accordingly, Octanex N.L., on behalf of the Exmouth Joint Venturers, has sought Designated Authority approval to suspend the Permit Year 2 work programme conditions in WA-329-P for a further period of 6-months, together with a corresponding extension of the permit term, thus allowing BHP Billiton to shoot the 55 kms(2) 3D seismic survey on our behalf and enable the Exmouth Joint Venturers time to fulfil the Year 2 work commitment. The approval sought from the Designated Authority would extend the Year 2 end date of WA-329-P to September 4, 2005. Year 3 would end on September 4, 2006.

     On April 18, 2005 the Exmouth Joint Ventures entered into a non-binding Letter of Offer from BHP Billiton Petroleum and Apache Northwest Pty. Ltd. to acquire 100% interest in Exploration Permit WA-329-P. A finalized Sales & Purchase Agreement, Royalty Agreement and Transfer of Title is anticipated to be completed within the Registrant's fiscal fourth quarter. The offer consists of the buyer becoming responsible for the terms and conditions of the permit, a non-refundable $400,000 payment within fifteen business days of the date of registration of the final Agreement with the relevant government authorities, a deferred cash payment contingent upon the drilling of a well in WA-329-P, and the grant of an overriding royalty interest.



                                       (9)

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

     The Company relies upon certain of its directors to perform the day to day administrative functions of the Company as well as those actions and decisions taken by the board of directors. As the Company's capital resources are limited, the board plans to remunerate certain of its directors by the issue of common stock in lieu of cash payments. Specifically, during the second quarter, the Company issued 3,000,000 shares of Common stock to each of Ernest Geoffrey Albers and to William Ray Hill Jr., for their services in relation to the period from November 1, 2002 to July 31, 2004 (21 months) and a further 2,000,000 shares will be issued to each of them for the period from August 1, 2004 to October 31, 2005 (14 months).

     In addition, the Company has and will accept advances to enable it to meet its expenditure requirements and in return would issue convertible notes with an interest coupon of 10% per annum, convertible into shares of Common Stock on the basis of 50,000 shares of Common stock for every $1,000.00 convertible note or part thereof.

Forward Looking Information

     This quarterly report contains certain statements that may be deemed forward-looking statements within the meaning of Section 27 of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the United States Securities Exchange act of 1934, as amended (Exchange Act). Readers of this quarterly report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.
                                      (10)

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of April 30, 2005, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4. Controls and procedures

     Management of the Company, under the supervision and with participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Commission (SEC) Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that the Company's disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and it is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     During the three months covered by this Report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                      (11)

     PART II. OTHER INFORMATION

                          ROCKY MOUNTAIN MINERALS, INC.

Item 6. Exhibits and Reports on Form 8-K.

List of Exhibits

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K

There were no reports filed by the Registrant on Form 8-K for the quarter ended April 30, 2005.




                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ROCKY MOUNTAIN MINERALS, INC.
                                           (Registrant)





 Date: June 14, 2005                       By:   /s/  W. Ray Hill
                                                 ---------------------------
                                                 W. Ray Hill
                                                 Chief Executive Officer and
                                                 Chief Financial Officer








                                      (12)