Form 10-Q
period 2005-07-31
ROCKY MOUNTAIN MINERALS INC
filed 2005-09-14
CIK 312583

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005.

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

             Class                          Outstanding at September 9,2005
Common stock, $.001 par value                         96,712,039 shares

                          ROCKY MOUNTAIN MINERALS, INC.

                               INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----
PART 1.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Balance Sheet, October 31, 2004 (audited)
           and July 31, 2005 (unaudited)..............................  1-2

           Statements of Operations for the
           Nine Months and Three Months ended
              July 31, 2005 and 2004 and
           Cumulative Amounts Since
           Inception  (unaudited) .....................................    3

           Statements of Cash Flows for the Nine Months
           Ended July 31, 2005 and 2004 and
           Cumulative Amounts Since Inception
           (unaudited) ................................................    4

           Notes to Financial Statements (unaudited)...................  5-6

Item 2.    Management's Discussion and Analysis
           of  Financial Condition and
           Results of Operations ......................................  7-12

Item 3.    Quantitative and Qualitative
           Disclosures About Market Risk ..............................    12

Item 4.    Controls and Procedures.....................................    12

PART II.   OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K..............................  13

           Signatures...................................................   13

                         PART I. FINANCIAL INFORMATION
ITEM 1.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET


                                     ASSETS

                  (Amounts in thousand, except per share data)




                                                       October 31,     July 31,
                                                         2004            2005
                                                       (Audited)     (Unaudited)
ASSETS
     Current Assets:
         Cash                                          $       2       $     --
         Assets held for sale                                150             --
                                                       ---------       --------
            Total current assets                             152             --

      Assets held for sale                                     -            150
      Investment in joint venture                            358            208
                                                       ---------       --------
            Total non-current assets                         358            358


TOTAL ASSETS                                           $     510       $    358
                                                       =========       ========








                             See accompanying notes.
                                       (1)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Amounts in thousands, except per share data)


                                                       October 31,     July 31,
                                                          2004          2005
                                                        (Audited)    (Unaudited)

Current  liabilities:
   Accounts payable                                      $    34       $    29
   Registration costs                                         40            40
   Accrued compensation                                       --           165
                                                         -------       -------
   Total current liabilities                                  74           234

Long term liabilities:
   Note payable-related party (Note 5 )                       22            41
                                                         -------       -------
   Total long term liabilities                                22            41

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                                2,200         2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     100,712,039 (2004) and
     96,712,039 (2005) shares
     issued and outstanding                                  101            97

   Capital in excess of par value                          3,721         3,755
   Deficit accumulated during the
     development stage                                    (5,608)       (5,969)
                                                         -------       -------


Total stockholder's equity                                   414            83
                                                         -------       -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $   510       $   358
                                                         =======       =======


                             See accompanying notes.
                                       (2)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                              For the Three Months For the Nine Months   Cumulative amounts
                              Ended July 31,       Ended July 31,        since inception
                              2004        2005     2004       2005



Revenues                     $   --      $   --    $   --     $   --      $   871
                             ------      ------    ------     ------      -------

Costs and expenses:
  Mill expense                   --          --        --         --        3,495
  General and administrative     12          87        41        361        3,081
  Depreciation, depletion
   and amortization              --          --        --         --          362
  Interest                       --          --        --         --          804
                             ------      ------    ------     ------      -------
Total costs and expenses         12          87        41        361        7,742

Loss before
 extraordinary item              --          --        --         --       (6,871)
Extraordinary gain on
 extinguishment of debt          --          --        --         --          902
                             ------      ------    ------     ------      -------

Net loss (Note 2)          $    (12)    $  (87)   $  (41)    $ (361)      $(5,969)
                           ========     =======    ======     ======      =======

Loss per share (Note 3):   $      *     $     *    $    *     $    *      $  (.09)
                           =======      =======    ======     ======      =======

*Less than $0.01 per share.



                             See accompanying notes.
                                       (3)



                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                For the Nine Months
                                                  Ended July 31,
                                                2004        2005      Cumulative Amounts
                                                                      since inception
Cash flows from operating activities:
   Net loss                                   $   (41)    $ (361)    $(5,969)
   Adjustments to reconcile net
   loss to net cash used in
      operating activities:
     Write-downs and asset sales                   --         --       3,247
     Depreciation, depletion
       and amortization                            --         --         286
     Common stock issued for
       services                                    --        180         285
     Changes in assets and liabilities:
         Accounts payable and
            accrued expenses                       --        160         194
         Due to shareholders                       --         19          19
                                               ------     ------     -------

   Net cash used in operating
         activities                               (41)        (2)     (1,938)
                                               ------     ------     -------

Cash flows from investing activities:
   Proceeds from sale of assets                    --         --         495

   Acquisition of assets                           --         --      (3,867)
                                               ------     ------     -------

Net cash provided by
  investing activities                             --         --      (3,372)
                                               ------     ------     -------

Cash flows from financing activities:
 Proceeds from Stock and
   borrowings                                      --         --       5,310
                                               ------     ------     -------

Decrease in cash                                   (1)        (2)         --

Cash at beginning of period                         4          2          --
                                               ------     ------     -------

Cash at end of period                         $     3     $   --     $    --
                                               ======     ======     =======

                             See accompanying notes.
                                       (4)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three and nine months ended July 31, 2005 and July 31, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2004 as filed with the Securities and Exchange Commission.

     Note 1: Organization


     Rocky Mountain Minerals, Inc (variously the "Company", the "Registrant" and "RMMI") was incorporated in Wyoming on May 19, 1978 and is considered to be a mining company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of resource exploration properties.

     Note 2: Income Taxes


     No provision for income taxes is required for the period ended July 31, 2005 or 2004, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

     Note 3: Loss per Share/Common Stock

     Loss per share is based on the weighted average number of shares of common stock outstanding during the nine months ended July 31, 2005 and 2004, 100,712,039 shares in 2004 and 101,173,577 shares in 2005. The weighted average number of shares of common stock outstanding during the three months ended July 31, 2005 and 2004 was 102,236,901 and 100,712,039, respectively. The weighted average number of shares of common stock outstanding during the period from inception through July 31, 2005 is 64,646,000.



                                       (5)

     Note 4: Investment in Joint Venture

     In July 2004, the Company entered into an agreement with Octanex NL and Strata Resources NL whereby an aggregate of 10 million shares of Common stock in RMMI,previously issued by RMMI to Octanex and Strata, will be reconveyed to RMMI during the second quarter 2005. As consideration for the reconveyance, RMMI's 25% share of the initial net cash proceeds of the BHP Permit Sale Transaction, of (US)$150,000, were offset against seismic acquisition obligations of RMMI to Octanex/Strata pursuant to the Farmin
Agreement. On May 11, 2005 the 10,000,000 shares were returned to the Company and cancelled. (See Item 2 - Oil & Gas Exploration Activities).

     Note 5: Related Party Transactions

     Mr. E Geoffrey Albers is a director and shareholder of Great Missenden Holdings Pty Ltd. In May 2004, the Company signed a Promissory Note Agreement with Great Missenden Holdings whereby the company borrowed $22,000. The note bears interest of 10% per annum and is payable on or before May 1, 2007. The note is convertible into shares of the Company's Common Stock at any time after 18 months on the basis of 50,000 shares of Common Stock for every $1,000. The Company has the right to repay in full at any time during the first 18 months. An additional $19,000 has been advanced to the Company by its officers during 2005.

     With regard to the interest in the Exmouth Joint Venture, Mr E Geoffrey Albers is a director and shareholder in each of Octanex NL and Strata Resources NL. All of these companies, with RMMI, are the holders of the Exmouth Joint Venture.

    Note 6: Subsequent Events

     On April 18, 2005 the Exmouth Joint Venture entered into a Letter of Offer from BHP Billiton and Apache Northwest Pty. Ltd. to acquire 100% interest in Permit WA-329-P. A finalized Sales and Purchase Agreement, Royalty Agreement and Transfer of Title was executed July 8, 2005, subject to regulatory approval in Australia. (See Item 2-Oil & Gas Exploration Activities).

                                       (6)

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

Investment in Joint Venture

     The Company's investment in Joint Venture reflects its 25% interest in two petroleum exploration permits, offshore Western Australia and the residual interests arising from the transaction previously referred to with BHP Billiton, including the deferred consideration and the royalty interest. The capitalized cost reflects the issue of preferred and common stock at the market price at the date of stock issuance. In addition, the Company recorded an estimate of $40,000 for the costs to register the restricted stock. During the quarter ended July 31, 2005 10,000,000 shares of Common Stock were returned to the company and as consideration for the reconveyance, RMMI's 25% share of the initial net cash proceeds of the BHP Permit Sale Transaction of (US)$150,000, were offset against seismic acquisition obligations of RMMI to Octanex/Strata pursuant to the Farmin Agreement.


                                       (7)

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

     General and administrative expenses increased for the nine months ending July 31, 2005 as compared to the nine months ended July 31, 2004 primarily due to the Company's higher level of activity in evaluating various business opportunities during 2005 and related compensation during the period and the issuance in 2005 of 6,000,000 shares of common stock for the payment of past services.

     In May 2002 and April 2003 the Company sold thirteen patented mining claims in the Rochester Mining District to Independent Milling, LLC. The net consideration received by the Registrant was $82,192. An additional 310 acres of patented mining claims owned by the Registrant in the Rochester District are also being held for sale. Due to the time taken to sell claims these properties have been reclassified as a non-current asset.

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


                                       (8)

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

                                       (9)

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

     On April 18, 2005 the Exmouth Joint Ventures entered into a Letter of Offer from BHP Billiton Petroleum and Apache Northwest Pty. Ltd. to acquire 100% interest in Exploration Permit WA-329-P. A finalized Sales & Purchase Agreement, Royalty Agreement and Transfer of Title was executed July 8, 2005. The sale consists of the buyer becoming responsible for the terms and conditions of the permit, a non-refundable $400,000 payment within fifteen business days of the date of registra- tion of the final Agreement with the relevant government authorities, a deferred cash payment contingent upon the drilling of a well in WA-329-P, and the grant of an overriding royalty interest.



                                      (10)

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

                                      (11)

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of July 31, 2005, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4. Controls and procedures

     Management of the Company, under the supervision and with participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Commission ("SEC") Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that the Company's disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and it is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     During the three months covered by this Report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                                     (12)

     PART II. OTHER INFORMATION

                          ROCKY MOUNTAIN MINERALS, INC.

Item 6. Exhibits and Reports on Form 8-K.

List of Exhibits

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K. The company filed one report on Form 8-K on July 18, 2005, under Item 1.01 which referenced the Company and BHP Billiton and Apache Northwest Pty. Ltd. entering into an Agreement for the sale of Exploration Permit WA-329-P.





                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ROCKY MOUNTAIN MINERALS, INC.
                                                (Registrant)



 Date: September 10, 2005                       By:  /s/  W. Ray Hill
                                                 ---------------------------
                                                 W. Ray Hill
                                                 Chief Executive Officer and
                                                 Chief Financial Officer








                                      (13)