Form 10-K
period 2005-10-31
ROCKY MOUNTAIN MINERALS INC
filed 2006-01-30
CIK 312583

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended October 31, 2005

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 31, 2005, the aggregate market value of common stock held by non-affiliates of the registrant, based upon the average bid and asked price of the common stock as reported on the OTC Bulletin Board, was approximately $2,356,843.

At October 31, 2005, the number of shares of common stock outstanding was 96,712,039.

                          ROCKY MOUNTAIN MINERALS, INC.

                                    FORM 10-K

                   For the Fiscal Year Ended October 31, 2005

                                      INDEX




Part I
         Item 1.    Business                                                 4-6
         Item 2.    Properties                                               7-8
         Item 3.    Legal Proceedings                                          8
         Item 4.    Submission of Matters to a Vote of Security
                       Holders                                                 8


Part II
         Item 5.    Market for Registrant's Common Equity and
                       Related Stockholder Matters and Issuer Purchases
                       of Equity Securities                                 9-11
         Item 6.    Selected  Financial Data                                  11
         Item 7.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       11-14
         Item 7a.   Quantitative and Qualitative Disclosures About
                       Market Risk                                            14
         Item 8.    Financial Statements and Supplementary Data               15
         Item 9.    Changes in and Disagreements With Accountants
                       on Accounting and Financial Disclosure                 15
         Item 9a.   Controls and Procedures                                   15


Part III
         Item 10.   Directors and Executive Officers of the Registrant     16-17
         Item 11.   Executive Compensation                                 17-18
         Item 12.   Security Ownership of Certain Beneficial Owners
                       And Management and Related Stockholder Matters      18-20
         Item 13.   Certain Relationships and Related Transactions            20
         Item 14.   Principal Accountant Fees and Services                 20-21


Part IV
         Item 15.   Exhibits, Financial Statement Schedules, and
                       Reports on Form 8-K                                 21-22

                          ROCKY MOUNTAIN MINERALS, INC.
                                    FORM 10-K

                                     PART I

Item 1.  Business

     GENERAL

     Rocky Mountain Minerals, Inc. (the "Registrant") was incorporated under The laws of the State of Wyoming on February 21, 1974, and commenced operations On May 19, 1978. The Registrant has been engaged primarily in the acquisition, development, exploration and operation of natural resource properties. The Registrant has no proven mineral or petroleum reserves.

     Since the beginning of the 2005 fiscal year, the Registrant was not involved in any bankruptcy, receivership or similar proceedings, nor did it engage in any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets otherwise than in the ordinary course of business, except as set forth below.

     During fiscal year 2003 the Registrant acquired a 25% farm in interest in two oil and gas permits in the NW Shelf, offshore Australia. During 2004 and 2005 the Registrant actively pursued the evaluation of oil and gas prospects in both the Western U.S. and Australia, and subsequently sold both of the Australian oil and gas permits. The Registrant sold thirteen patented mining claims, together with the dumps and tailings, in the Rochester Mining District during 2002 and 2003. The Registrant is actively pursuing the sale of its remaining property located in Madison County, Montana (see Item 1 (c)(1)(i) Mining Operations Segment).

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

     (c)(1)(i) Oil and Gas Operations Segment

     In 2003 the Registrant acquired a 25% interest in two offshore oil and gas permits offshore Western Australia. The Registrant also owns various overriding royalty interests in oil and gas properties in Campbell County, Wyoming. See
Item 2 - "Properties" of this report.

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

     As of October 31, 2005, the Registrant employed two persons, each on a part time, as needed basis.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     The Registrant is a participant in the Exmouth Joint Venture, (see Item 2-Properties, Oil and Gas Properties).


Item 2.  Properties


Oil and Gas Properties

     North West Shelf, Western Australia. In 2003 the Registrant acquired a 25% interest in two petroleum exploration permits, WA-322-P and WA-329-P, in the North West Shelf area of the Carnarvon Basin, offshore Western Australia. The area represents approximately 356,000 acres, and the project is known as the Exmouth Joint Venture Project. The Registrant issued 19,091,550 shares of Restricted $.015 Cumulative Convertible Preferred Stock and 15,000,000 shares of Restricted Common Stock to earn a 25% interest and to meet a $969,550 funding requirement associated with the interest. Subsequent costs above $969,550 relating to the Joint Venture were agreed to be shared by the participants in accordance with their interests in the project. In addition, the Company recorded an estimate of $40,000 for the costs to register the restricted stock. In May 2004 the Exmouth Joint Venture sold WA-322-P to BHP Billiton Petroleum Limited ("BHP"). In return BHP agreed to acquire and process 3D seismic for the adjoining exploration permit WA-329-P, as well as an initial cash payment of $600,000, a deferred cash payment of $1,100,000 contingent upon BHP drilling a well in WA-322-P, and the grant of an overriding royalty interest ranging from 2.75% to 3.75% should there be future production from WA-322-P. In July 2004 the Registrant's 25% share of the initial cash proceeds from the BHP sale, $150,000, were offset against existing Year 2 seismic acquisition obligations pursuant to the Farmin Agreement. As a term of this arrangement the Registrant entered into an agreement to reacquire 10,000,000 shares of its Common Stock previously issued to Octanex NL and Strata Resources NL, the Company's Joint Venture partners, for no further outlay. At October 31, 2005, the 10,000,000 shares had been reconveyed and the investment in joint venture was reduced with a corresponding reduction in common stock and capital in excess of par value. BHP informed the Exmouth Joint Venture that they had completed 635 square kilometers of 3D seismic work on permit WA-322-P and 107 square kilometers of 3D seismic work on permit WA-329-P in October, 2005.

     On April 18, 2005 the Exmouth Joint Venture entered into a Letter of Offer from BHP Billiton Petroleum and Apache Northwest, Pty, Ltd. to acquire 100% interest in Exploration Permit WA-329-P. A finalized Sales & Purchase Agreement, Royalty Agreement and Transfer of Title was executed July 8, 2005. The sale consists of the buyers becoming responsible for the terms and conditions of the permit, a $400,000 cash payment, which was paid August 9, 2005, a deferred cash payment of $1,000,000 contingent upon the drilling of a well in WA-329-P, and the grant of an overriding royalty interest ranging from 2.75% to 3.75% should there be any future production.

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

                                       *High bid         *Low bid
         11/01/03 - 01/31/04             $.070            $.050
         02/01/04 - 04/30/04             $.070            $.045
         05/01/04 - 07/31/04             $.045            $.020
         08/01/04 - 10/31/04             $.050            $.020
         11/01/04 - 01/31/05             $.025            $.020
         02/01/05 - 04/30/05             $.045            $.025
         05/01/05 - 07/31/05             $.060            $.035
         08/01/05 - 10/31/05             $.060            $.035


         * The above bid and ask prices are estimated by the Registrant based on the limited trading of the Company's securities.

     (b) Holders

     The number of record holders of the Registrant's common stock on October 31, 2005 was approximately 3,720.

     (c) Preferred Stock

     The Company has authorized the issue of 50,000,000 shares of preferred stock of which the relative rights with respect to 44,000,000 of such preferred stock ("Preferred Stock") have been established.

     44,000,000 shares of Preferred Stock were offered and 30,000,000 shares of Preferred Stock were sold in 1981 pursuant to a Registration Statement on Form S-3, registration number 2-70876. In 2003 19,091,550 restricted shares of Preferred Stock were issued as partial consideration for a 25% interest in two oil and gas permits in the North West Shelf area, offshore Western Australia.

     The designation, relative rights and preferences of such preferred stock are as follows:

Designation. The 44,000,000 million shares of Preferred Stock are designated as $0.015 of Cumulative Convertible Preferred Stock, $0.05 Par Value ("Preferred Stock") Dividends. The $.015 Cumulative Convertible Preferred Stock, bears dividends when declared at the rate of $.015 per share per annum, to accrue from September 21, 1981. Such dividends shall have full priority over any dividends that may be declared upon the common stock of the Registrant.
Dividends shall be cumulative and are payable annually in cash, in shares of the Registrant's common stock or in kind, at the election of the Board of Directors by resolution duly adopted, if and when declared by such Board of Directors pursuant to Wyoming law, but only from unrestricted and unreserved earned surplus.

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

Redemption. The Preferred Stock is redeemable at the option of the Registrant in amounts of at least $100,000 at any time subsequent to September 21, 1983, at a redemption price of $.15 per such share, together with declared but accrued or unpaid dividends, payable either in cash, shares of common stock, or one-quarter ounce increments of gold bullion (based on the gold price). If the Registrant does not have gold bullion; such redemption price shall be paid in cash or shares of common stock, at the election of the Board of Directors.

     The holders of Preferred Stock called for redemption by the Registrant shall have no rights with respect to their shares except the right to receive the redemption price without interest, and the shares so called shall no longer be deemed outstanding shares of the Registrant's capital stock.

Liquidation. In the event of any liquidation, dissolution or winding-up of the Registrant, the holders of the Preferred Stock shall be entitled to receive an amount equal to $.10 per such share plus any accrued dividends, prior to any distributions of assets to be made to holders of common stock.

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

     (d) Dividends

     The Registrant has paid no dividends with respect to its common stock. There are no contractual restrictions on the Registrant's present or future ability to pay dividends. The Registrant's Preferred Stock, subject to the terms of issue (see (c) above), has the right to dividends (if declared) at a rate of $.015 per share per annum (an annual aggregate of $660,000 as of October 31, 2005) and has full priority over dividends on the common stock. These dividends, if declared, are cumulative and payable annually in cash, in shares of common stock or in kind, at the Registrant's option. Dividends of $.0l5 on the Preferred Stock were due on July 1, 1982, through 2005. The Registrant has not declared payment of these dividends ($9,826,163) and will not do so until such time as profitability permits payment thereof. It is uncertain when, if ever, the Registrant will attain sufficient profitability, which will enable it to begin to declare and pay the dividends in respect to the Preferred Stock.


Item 6.  Selected Financial Data (1)

                                              Years Ended October 31,

                                    2001     2002     2003     2004     2005
                                   -----    -----    -----    -----    -----
Operating revenues                 $   6       --       --       --       --
Interest expense                      --       --       --       --       --
Net income (loss)                    (91)    (123)    (366)     (53)     (399)
Net income (loss) per share           (*)      (*)      (*)      (*)      (*)
Total assets                         647      519      512      510      329
Long-term debt                        --       --       --       --       --
* Less than $.01 per share


(1) The selected financial data should be read in conjunction with the related financial statements and notes thereto included under Items 8,14(a)(1).


(2) Loss per share is based on the weighted average number of shares of common stock and equivalents (stockholders rights of conversion of Convertible Preferred Stock) outstanding during each year: (85,712,000 in 2001, and 2002 and 88,212,000 in 2003, 100,712,000 in 2004 and 100,049,025 in 2005).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information and Associated Risks

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

Investment in joint venture

The Company's investment in the Exmouth Joint Venture reflects its 25% residual interest in two petroleum exploration permits, offshore Western Australia following the transactions previously referred to with BHP Billiton and Apache, including the deferred consideration and the royalty interest. The capitalized cost includes the preferred and common stock at the market price at the date of stock issuance. In addition, the Company recorded an estimate of $40,000 for the costs to register the restricted stock.

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

     The Exmouth Joint Venture had acquired an extensive body of existing geological data available in relation to WA-322-P and WA-329 P, including a large amount of seismic data, together with pertinent existing reports and basic data collected by previous operators in the area. In addition, BHP agreed to acquire and process new seismic on behalf of the Joint Venture in WA-329-P as part of the terms of their acquisition of WA-322-P.

     In July 2004 the Registrant's 25% share of the initial cash proceeds from the BHP sale, $150,000, were offset against existing Year 2 seismic acquisition obligations pursuant to the Farmin Agreement. As a term of this arrangement the Registrant entered into an agreement to reacquire 10,000,000 shares of its Common Stock previously issued to Octanex NL and Strata Resources NL, the Company's Joint Venture partners, for no further outlay. At October 31, 2005, the 10,000,000 shares had been reconveyed and the investment in joint venture has been reduced with a corresponding reduction in common stock and capital in excess of par value. All subsequent seismic commitment costs in WA-329-P were agreed to be shared pro rata between the Exmouth Joint Venture Parties.
     On April 18, 2005 the Exmouth Joint venture entered into a second transaction for the sale of WA-329-P to BHP Billiton and Apache Northwest Pty. Ltd. A finalized Sales and Purchase Agreement, Royalty Agreement and Transfer of Title was executed July 8, 2005. The sale consists of the buyers becoming responsible for the terms and conditions of the WA-329-P permit, the payment of $400,000, which was received on August 9, 2005, a deferred cash payment of $1,000,000 contingent upon the drilling of a well, and the grant of an overriding royalty interest.

     General and administrative expenses increased during fiscal year 2005 as compared to fiscal year 2004 primarily due to the Registrant's higher level of activity in evaluating various opportunities during 2005 and related compensation during the period with the issuance of 6,000,000 shares of Common Stock for the payment of past services to two directors of the registrant.

     The Registrant plans to continue its oil and gas exploration activities. To advance these plans, the Company maintains a representative office in Melbourne, Australia and in Prescott, Arizona.

Liquidity and Capital Resources

     The following table reflects the Registrant's working capital positions at October 2005 and 2004:


                              October 31, 2005              October 31, 2004
                              ----------------              ----------------
Current assets                    $  --                           $152
Current liabilities                 261                             74
Working capital(deficit)           (261)                            78
Current ratio                        --                           2.05


     Since ceasing milling operations at its Rochester, Montana property in 1984, the Registrant has evaluated this property and other mineral properties, as well as having pursued waste management activities. The waste management assets have been sold and the Registrant has placed its remaining Rochester property on the market for sale.

     Management believes it is reasonably likely that it will be able to generate cash to support its operations during the next twelve months through the sale of the Rochester property or through the sale of the Company's common or preferred stock.

     When the Company requires further funds for its exploration programs, then it is the Company's intention that the additional funds would be raised in a manner deemed most expedient by the Board of directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation in the company's programs. When additional funds for explor-ation are required, it is the company's plan that they may be raised by any one of, or a combination of, the following manners: stock placements, pro-rata issue to stockholders, and/or a further issue of stock to the public. Should these methods not be viable, or in the best interests of the stockholders, then it would be the Company's intention to meet its obligations by either partial sale of the Company's interests. Should funds be required for appraisal or development purposes the Company would, in addition, look to project loan finance.

       The Company relies upon certain of its directors to perform the day to day administrative functions of the Company as well as those actions and decisions taken by the Board of Directors. As the Company's capital resources are limited, the board plans to remunerate certain of its directors by the issue of common stock in lieu of cash payments. Specifically, during the second quarter 2005, the company issued 3,000,000 shares of Common stock to each of Ernest Geoffrey Albers and to William Ray Hill, Jr., for their services in relation for the period from November 1, 2002 to July 31, 2004 and a further 2,000,000 shares to be issued to each of them during the first fiscal quarter 2006 for the period from August 1, 2004 to October 31, 2005.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 8.  Financial Statements and Supplementary Data

     Financial statements and supporting schedules reporting supplementary financial information are listed in the Index to Financial Statements filed as a part of this Form 10-K and are presented in a separate section of this report following Part 1V.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9a.  Controls and Procedures

      Management of the Company, under the supervision and with participation of our Chief Executive Officer ("CEO") and Chief Financial Officer (CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securties Exchange Commission ("SEC") Rule 13a-15(e) and 15d-15(e) as of the period covered by this report. Based upon that evaluation, management has concluded that the Company's disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and it is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      During the period covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

     (a, b, e)  Identification of Directors and Executive Officers and Their
                Business Experience

NAME:  Ernest Geoffrey Albers                          AGE:  61

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

Mr. Albers is Chairman of Moby Oil & Gas Limited, Octanex NL, Strata Resources NL and is a director of Bass Strait Oil Company Ltd and various other private and unlisted public companies. He is a member of the Petroleum Exploration Society of Australia and a member of the APPEA Exploration Committee and a member of the APPEA Exploration Committee.

NAME:  William Ray Hill                                AGE:  54

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


NAME:  John B. Rubel                                   AGE:  54

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

NAME:  David Bruce Hill                              AGE:  63

Mr. DB Hill was appointed a director of the Registrant in October 2003 and is a Chartered Accountant and holds office as director or company secretary in a number of public companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company, the Company believes that during fiscal 2005 Forms 3, 4, and 5 were filed on a timely basis for the Company's executive officers and directors.


     (c) Identification of Certain Significant Employees

         None

     (d) Family Relationships

         None

     (f) Involvement in Certain Legal Proceedings

         None

     (g) Promoters and Control Persons

         Not applicable.


Item 11.  Executive Compensation

     (a)(1) Cash Compensation

     Cash compensation for the each of the three fiscal years in the period ended October 31, 2005 was as follows:


      Name of
individual or number             Capacities in              Cash
of persons in group              which served           compensation
-------------------             ---------------        --------------
   All executive                Officers and/or        2005   $0
officers as a group              directors             2004   $18,000
   (two persons)                                       2003   $52,750

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


   (b)(4) Stock Option and Stock Appreciation Right Plans

          Not applicable.


   (c) Other Compensation

          As the Company's capital resources are limited, the board has remunerated certain of its directors by the issue of restricted common stock in lieu of cash payments. In the second quarter of 2005, the Company issued 3,000,000 shares of common stock to each Ernest Geoffrey Albers and William Ray Hill, Jr. for their services in relation for the period from November 1, 2002 to July 31, 2004 and plans to issue a further 2,000,000 shares to each of them during the first quarter 2006 for the period from August 1, 2004 to October 31, 2005.

   (d) Compensation of Directors

          None.


   (e) Termination of Employment and Change of Control Arrangement

          None.




Item l2.  Security Ownership of Certain Beneficial Owners and Management

     (a), (b) Security Ownership of Certain Beneficial Owners and Management

      The following table shows the security ownership of those persons known by the Registrant to be the beneficial owners of more than five percent of the Registrant's common stock and of the directors, and the officers and directors as a group as of October 31, 2005:

                                             Nature of              Percent
Title of        Name and address             beneficial                of
 class          of beneficial owner          ownership  (1)         class (5)
------------    ----------------------      ---------------        -----------

 $.001 par      Ernest Geoffrey Albers       28,943,400 (2)(6)          25.32%
value common    "Great Missenden"
  stock         Albers Road
                Tallarook   3659
                Victoria, Australia

  $.001 par     David Bruce Hill             15,050,000 (3)(6)          13.17%
value common    500 Collins Street
  stock         Melbourne, Australia

  $.001 par     John Rubel                         --                  --
value common    519 Mesa Drive
  stock         Prescott, AZ  86303


 $.001 par      Richard Bain                  6,260,334               5.48%
value common    5801 Lumberdale #243
  stock         Houston, Texas 77092

 $.001 par      Don Knaute                    6,360,000               5.56%
value common    19505 FM #149
  stock         Houston, Texas 77070


 $.001 par      William Ray Hill              8,797,556 (4)           7.69%
value common    2480 North Tolemac
  stock         Prescott, AZ  86305

                  Officers and directors     37,790,956 (6)           33.06%
                  (four persons)


1) Unless indicated otherwise, the beneficial owners exercise sole voting and investment power.

2) Mr. Geoffrey Albers shares of common stock are owned directly and indirectly by Mr. Albers through companies he is affiliated with.

3) Mr. David Hill's shares of common stock includes 15,000,000 shares of common stock in which he holds a remote beneficial interest and 50,000 shares of common stock in which he holds a beneficial interest.

4) Includes Mr. Hill's 2,118,890 shares of Preferred Stock, which is convertible at the election of the holder into 847,556 shares of Common Stock.

5) Percent of class is computed by dividing the number of the shares of common stock actually owned and the shares of common stock issuable upon conversion at the election of the holder of the Convertible Preferred Stock by the sum of the number of shares of common stock actually outstanding and the number of shares of common stock issuable upon conversion. The Convertible Preferred Stock is convertible into shares of common stock at the rate of .40 share of common stock for each share of Convertible Preferred Stock.

6) Includes the same 15,000,000 shares of common in which indirect interests are held by both Mr. E. G. Albers and Mr. D. B. Hill.

     (c) Changes in Control

         Not Applicable


Item 13.  Certain Relationships and Related Transactions

     (a) Transactions with Management and Others

     In 2003 the Registrant entered into a Farm in Agreement with Octanex N. L. and Strata Resources N.L. whereby the Registrant acquired a 25% interest in two petroleum exploration permits by agreeing to meet certain seismic acquisition costs and by the issuance of 15,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $.015 Cumulative Convertible Preferred Stock. The issuance of the stock met a $969,550 funding requirement associated with the exploration permits. 10,000,000 shares of Restricted Common Stock were subsequently reassigned to the Registrant. Mr. Albers is a shareholder and director of both Octanex and Strata.


     (b) Certain Business Relationships

         None other than disclosed in Item 13(a)

     (c) Indebtedness of Management

         None

     (d) Transactions with Promoters

         Not applicable.

Item 14.   Principal Accountants Fees and Services

       The following is a summary of the fees billed to us by Causey Demgen & Moore, Inc. for professional services rendered for the years ended October 31, 2005 and 2004:

       Service                           2005           2004
                                         ----           ----

       Audit Fees                      $11,365         $9,544
                                       -------         ------
       Audit Related Services                0              0
                                       -------         ------
       Tax Fees                         $1,300         $1,250
                                        ------         ------
       All Other Fees                        0              0
                                        ------         ------
       Total                           $12,665        $10,794
                                       -------        -------

      AUDIT FEES: Audit fees for 2005 and 2004, were $11,365 and $9,544 respectively. These fees relate to assurance and related services by the principal accountant for the audit of the Registrant's annual financial statement and review of financial statements included in the registrant's Form 10Q for the years then ended.

      AUDIT RELATED FEES: There were no fees billed for the years ended 2005 and 2004 for the audit or review of our financial statement that are not reported under AUDIT FEES.

     TAX FEES: Consists of fees billed for professional services for tax compliance, and tax advise. These services include assistance regarding federal, and state tax compliance and consultation.

     ALL OTHER FEES: There were no other fees billed for the years ended October 31, 2005 and 2004.

     AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

     Due to the small size of our Board of Directors, the whole board acts as the Audit Committee. The board of Directors has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the board of Directors pre-approves both the type of services to be provided by Causey Demgen & Moore, Inc. and the estimated fees related to these services.





                                     PART IV

Item l5.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Document List

     1.  Financial Statements

         See index to financial statements and supporting schedules on page F-1 of this annual report on Form 10K.

     2.  Financial Statement Schedules

         All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

     3. Exhibits Required by Securities and Exchange Commission Regulation S-K

         The following exhibits are filed as part of the report or are incorporated by reference:

     EXHIBITS

     *3.1 Certificate of Articles of Incorporation and all amendments.

     *3.2 Certificate of Articles of Amendment to the Articles of Incorporation.

     *3.3 By-Laws of Rocky Mountain Minerals, Inc.

     **3.4 Certificate of Articles of Amendment to the Articles of Incorporation.

     **3.5 By-Laws of Rocky Mountain Minerals, Inc.


     31.1 Certification of Chief Executive and Chief Financial Officer under
          Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive and Chief Financial Officer under
          Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)



     * Incorporated by reference to Exhibits to Regulation A Form 1-A Notification filed on August 29, 1979.

     ** Incorporated by reference to Exhibits to Form S-3 filed on February 11, 1981.


    (b) Reports on Form 8-K

         None.


    (c)  Exhibits

         See (a) above



                                                                            Page
                                                                          Number
1.  Financial Statements

     Report of Independent Registered Accounting Firm                       F-1

        Balance Sheet - October 31, 2004 and 2005                           F-2

     Statement of Operations - Years Ended
        October 31, 2003, 2004 and 2005 and                                 F-3
        Cumulative Amounts from Inception
        (May 19, 1978) to October 31, 2005

     Statements of Stockholders' Equity -                                   F-5
        For the Period from Inception
           (May 19, 1978) to October 31, 2005.

     Statement of Cash Flows -
        Years ended October 31, 2003, 2004 and 2005                        F-11
        and Cumulative Amounts from Inception
        (May 19, 1978) to October 31, 2005.

     Notes to Financial Statements                                         F-14

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)






                              FINANCIAL STATEMENTS




               FOR THE YEARS ENDED OCTOBER 31, 2003, 2004 AND 2005



                                      WITH



                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM



To the Board of Directors and Stockholders of Rocky Mountain Minerals, Inc.



We have audited the accompanying balance sheet of Rocky Mountain Minerals, Inc. as of October 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Minerals, Inc. as of October 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


                                                /s/ CAUSEY DEMGEN & MOORE INC.
                                                ------------------------------
                                                CAUSEY DEMGEN & MOORE INC.

Denver, Colorado
January 25, 2006



                                       F-1

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                            October 31, 2004 and 2005

                                     ASSETS

(Dollar amounts in thousands)
                                                                2004      2005
                                                              -------   -------
Current assets:
   Cash                                                       $     2        71
   Assets held for sale - net (Note 2)                            150        --
                                                              -------   -------

    Total current assets                                      $   152        71

Assets held for sale-net (Note 2)                                  --       150
Investment in joint venture  (Note 3)                             358       108
                                                              -------   -------
    Total Assets                                              $   510   $   329
                                                              =======   =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $    34   $    1
   Registration costs                                              40       40
   Accrued compensation (Note 11)                                  --      220
                                                              -------   -------
   Total current liabilities                                       74      261

Long term liabilities:
   Note payable-related party (Note 5)                             22       23
                                                              -------   -------
   Total long term liabilities                                     22       23

Commitments and contingencies (Notes 7, 10 and 11)

Stockholders' equity (Notes 2, 6 and 7):
   Preferred stock, $.05 par value, 50,000,000 authorized;
    44,000,000 designated as $.015 cumulative convertible;
    and 44,000,000 (2004 and 2005) shares issued  and
    outstanding (aggregate liquidating preference
    $13,566 (2004) and $14,226 (2005)                           2,200     2,200
   Common stock, $.001 par value; 250,000,000 shares
    authorized, 100,712,039 (2004) and 96,712,039 (2005)
    issued and outstanding                                        101        97
   Capital in excess of par value                               3,721     3,755
   Deficit accumulated during the development stage            (5,608)   (6,007)
                                                              -------   -------

    Total stockholders' equity                                    414       45
                                                              -------   -------

                                                              $   510   $  329
                                                              =======   =======
                             See accompanying notes.
                                       F-2

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

For the years ended October 31, 2003, 2004 and 2005 and Cumulative Amounts from
Inception (May 19, 1978) to October 31, 2005


(Dollar amounts in thousands)


                                                                                              Cumulative amounts
                                                              For the year ended October 31,    from inception
                                                               2003         2004        2005    (May 19, 1978)
                                                              -------     --------     -------- --------------
                                                                                                  (Unaudited)

Revenues:
   Interest                                                   $    --      $    --      $    --      $   281
   Royalty and lease bonus                                         --           --           --          211
   Gain on sale of machinery and equipment                         --           --           --          100
   Gain on sale of mining claims                                   --           --           --           12
   Gain on sale of undeveloped oil and gas properties              --           --           --           35
   Milling-custom                                                  --           --           --           14
   Gold and silver sales                                           --           --           --          177
   Equity in subsidiary earnings (losses) (Note 4)                 --           --           --          (96)
   Gain on sale of securities (Note 4)                             --           --           --          137
                                                              -------      -------      -------      -------
                                                                   --           --           --          871
Costs and expenses:
   Write-down of mill and mineral interests (Note 2)              268           --           --        3,201
   Loss on disposal of equipment and assets held for sale
     (Note 2)                                                      --           --           --           34
   Cost of milling                                                 --           --           --          260
   General and administrative                                     98            53          399        3,119
   Abandonment of non-producing mineral interests                  --           --           --           76
   Depreciation, depletion and amortization                        --           --           --          286
   Interest                                                        --           --           --          804
                                                              -------      -------      -------      -------
                                                                  366           53          399        7,780
                                                              -------      -------      -------      -------
Loss before extraordinary item                                   (366)         (53)        (399)      (6,909)



                          (Continued on following page)
                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

For the years ended October 31, 2003, 2004 and 2005 and Cumulative Amounts from
Inception (May 19, 1978) to October 31, 2005

                         (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                              Cumulative amounts
                                                              For the year ended October 31,    from inception
                                                               2003         2004        2005    (May 19, 1978)
                                                              -------     --------     -------- --------------
                                                                                                 (Unaudited)

Extraordinary gain on extinguishment of debt                       --           --           --          902
                                                              -------     --------     --------  -----------

   Net loss (Note 8)                                          $  (366)    $   (53)    $   (399)  $    (6,007)
                                                              =======     ========     ========  ===========

Basic loss per common share (Note 9):
   Loss before extraordinary item                             $   (*)     $    (*)     $    (*)  $     (0.10)
   Extraordinary gain on extinguishment of debt                    --           --           --         0.01
                                                              -------     --------     --------   ----------

    Basic net loss per common share                           $   (*)     $    (*)     $    (*)  $     (0.09)
                                                              =======     ========     ========  ===========

*Less than $.01 per share



                             See accompanying notes.

                                       F-4

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          For the period from Inception
                       (May 19, 1978) to October 31, 2005

Information pertaining to the period from Inception (May 19, 1978) to October
31, 1998 is unaudited
                         (Dollar amounts in thousands)

                                                                                                           Deficit
                                                                                                         accumulated
                                                                                              Capital in  during the
                                                       Preferred stock       Common stock     excess of  development
                                                       Shares   Amount     Shares     Amount  par value     stage
                                                       ------   ------    --------    ------  ----------  ----------
                                                                                                          (Unaudited)
Issuance of common stock:
   For undeveloped mineral interest at $.10 per
    share in 1978                                       --      $   --       45,000   $   --   $      4    $    --
   For undeveloped mineral interest and services
    at $.10 per share in 1978                           --          --       20,000       --          2         --
   To a director for cash and royalty interest in oil
    lease at $.0125 per share in 1978                   --          --    1,000,000        1         12         --
   For cash:
    at $.025 per share, pursuant to private
    placement memorandum in 1978 and 1979               --          --    3,467,000        3         83         --
    at $.0125 per share in 1978                         --          --      800,000        1          9         --
   To officers and directors for cash and use of
    library at $.003 per share in 1979                  --          --    4,500,000        5          9         --
   For undeveloped mineral and oil and gas
    interests at $.12 per share in 1979                 --          --       80,000       --         10         --
   For cash at $.10 per share, pursuant to public
    offering, less $187,696 issue costs in 1979         --          --   12,000,000       12      1,000         --

Sale of common stock at $.28225 per share
   pursuant to private placement memorandum
   in 1980 (Note 2)                                     --          --    1,400,000        1        394         --

                          (Continued on following page)
                             See accompanying notes.
                                       F-5
                                       28

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2005

Information pertaining to the period from Inception (May 19, 1978) to October
31, 1998 is unaudited
                        (Continued from preceding page)
                          (Dollar amounts in thousands)
                                                                                                        Deficit
                                                                                                      accumulated
                                                                                         Capital in    during the
                                                    Preferred stock    Common stock      excess of    development
                                                    Shares   Amount   Shares   Amount    par value       stage
                                                    ------   ------   ------   ------    ----------    ----------
                                                                                                       (Unaudited)
Issuance of common stock:
   For cash and services at $.1925 per share
    in 1981                                              --       --    200,000     --           38          --
   For extended option at $.125 per share in 1981        --       --    100,000     --           12          --

Issuance of preferred stock for cash at $.10 per
   share pursuant to a public offering, less
   $514,000 issue costs in 1982 (Note 6)         30,000,000    1,500         --     --          986          --

Issuance of common stock:
   Partial consideration for mining property at
    $.10 per share in 1982 (Note 2)                      --       --  2,500,000      3          248          --
   For extended purchase option at $.1875 per
    share in 1982 (Note 2)                               --       --     30,000     --            6          --
   To an officer for debt settlement at $.04 per
    share in 1982                                        --       --    250,000     --           10          --
   For cash at $.01 per share in 1982                    --       --    250,000     --            2          --
   For services at $.10 per share in 1983                --       --     30,000     --            3          --
   For services at $.03 per share in 1983                --       --    250,000     --            7          --
Conversion of preferred stock into common stock
   in 1983                                       (1,974,700)    (99)    789,880      1           98          --

                          (Continued on following page)
                             See accompanying notes.

                                       F-6

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2005

Information pertaining to the period from Inception (May 19, 1978) to October
31, 1998 is unaudited
                         (Continued from preceding page)
                          (Dollar amounts in thousands)

                                                                                                          Deficit
                                                                                                        accumulated
                                                                                           Capital in    during the
                                                     Preferred stock     Common stock      excess of    development
                                                     Shares   Amount   Shares    Amount    par value       stage
                                                     ------   ------   ------    ------    ----------    ----------
                                                                                                        (Unaudited)
Issuance of common stock for cash at $.075 per
   share, in a private placement in 1984                 --      --   1,000,000       2         74          --
Conversion of preferred stock into common stock
   in 1984                                           (5,500)     --       2,200      --         --          --
Issuance of common stock:
   To an officer and director for services valued
    at $.01 per share in 1986                            --      --   3,000,000       3         27          --
   For settlement of debt at $.015 per share in 1987     --      --     200,000      --          3          --
   For cash at $.0167 per share, pursuant to
    private placement in 1987                            --      --  10,975,000      11        172          --
   To an officer and director for royalty interest at
    $.01 per share in 1987 (Note 2)                      --      --     500,000       1          4          --
   To an officer and director and shareholder for
    past services at $.01 per share in 1987              --      --   2,900,000       3         26          --
   For settlement of debt in 1987:
    at $.015 per share                                   --      --   1,933,334       2         27          --
    at $.03 per share                                    --      --     400,000      --         12          --
    at $.02 per share                                    --      --      97,085      --          2          --
Conversion of preferred stock into common
   stock in 1987                                   (250,000)    (12)    100,000      --         12          --

                          (Continued on following page)
                            See accompanying notes.
                                       F-7

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2005

Information pertaining to the period from Inception (May 19, 1978) to October
31, 1998 is unaudited
                         (Continued from preceding page)
                          (Dollar amounts in thousands)

                                                                                                         Deficit
                                                                                                       accumulated
                                                                                          Capital in    during the
                                                    Preferred stock    Common stock       excess of    development
                                                    Shares    Amount   Shares    Amount   par value       stage
                                                    ------    ------   ------    ------   ----------    ----------
                                                                                                        (Unaudited)
Capital contribution of equipment by an officer
   and director in 1987                                  --        --          --      --         1          --

Issuance of common stock:
   To an officer and director for past services
    valued at $.03 per share in 1988                     --        --     500,000       1        14          --
   For cash at $.03 per share, pursuant to stock
    purchase agreement, net of offering costs of
    $60,797 in 1988 (Note 7)                             --        --  33,333,000      33       906          --
   To officers, directors and other individuals
    For royalty interests at $.01 per share in 1988
    (Note 2)                                             --        --   1,925,000       2        17          --
Conversion of preferred stock into common stock
   in 1988                                       (1,253,325)      (63)    501,330       1        62          --

Cancellation of common stock in 1989                     --        --     (10,000)     --        --          --

Conversion of preferred stock into common stock
   in 1989                                          (20,000)       (1)      8,000      --         1          --

Conversion of preferred stock into common stock
   in 1990                                         (256,025)      (13)    102,410      --        13          --


                          (Continued on following page)
                             See accompanying notes.
                                       F-8

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2005

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

                                       F-9
                                       32


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2005

Information pertaining to the period from Inception (May 19, 1978) to October
31, 1998 is unaudited
                         (Continued from preceding page)
                        (Dollar amounts in the thousands)
                                                                                                         Deficit
                                                                                            Capital in   during the
                                                     Preferred stock       Common stock     excess of   development
                                                     Shares    Amount      Shares   Amount  par value    stage
                                                     ------    ------      ------   ------  ----------  ----------

(Unaudited)
Issuance of stock for the investment             19,091,550      955   15,000,000      15      (652)
 in joint venture (Note 3)
Net loss for the year ended October 31, 2003                                                               (366)
                                                  ----------  ------  -----------   -----     -----    ---------
Balance, October 31, 2003                         44,000,000   2,200  100,712,039     101     3,721      (5,555)
Net loss for the year ended October 31, 2004                                                                (53)
                                                  ----------  ------  -----------   -----     -----    ---------
Balance, October 31, 2004                         44,000,000   2,200  100,712,039    $101    $3,721      (5,608)

Reconveyance of stock from Exmouth Joint
         Venture  (Note 3)                                            (10,000,000)   (10)      (140)          --
Issuance of common stock to directors
         At $ .03/share  (Note 11)                                      6,000,000      6        174           --
Net loss for the year ended October 31, 2005                                                                (399)
                                                  ----------  ------  -----------  ------     ------    ---------
Balance, October 31, 2005                         44,000,000  $2,200   96,712,039  $   97     $3,755       (6,007)
                                                  ==========  ======  ===========  ======     ======    =========

                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

For the years ended October 31, 2003, 2004 and 2005 and Cumulative Amounts from
Inception (May 19, 1978) to October 31, 2005


                          (Dollar amounts in thousands)

                                                                                             Cummulative
                                                                                               amounts
                                                                                                from
                                                                                              inception
                                                              2003       2004      2005     (May 19, 1978)
                                                              ----       ----      ----      --------------
                                                                                             (unaudited)
Cash flows from operating activities:
   Net loss                                                  $(366)    $  (53)      $(399)     $(6,007)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Loss from subsidiary                                      --         --         --           96
      Depreciation, depletion and amortization                  --         --         --          286
      Write-down of mill and mineral interests                 268         --         --        3,201
      Abandonment of non-producing mineral interests            --         --         --           76
      Gain on sale of mineral interests and oil and gas
       properties                                               --         --         --          (57)
      Gain on disposal of machinery and equipment               --         --         --          (73)
      Amortization of deferred revenue                          --         --         --          (24)
      Advance royalties                                         --         --         --           28
      Issuance of common stock for services                     --         --         180         285
      Change in assets and liabilities:
       Increase in prepaid expenses and deposits                --         --         --           --
       Increase (decrease) in accounts payable                   1         29        187          221
                                                             -----      -----      -----       ------
         Total adjustments                                     269         29        367        4,039
                                                             -----      -----      -----       ------
            Net cash used in operating activities             (97)       (24)       (32)       (1,968)



                          (Continued on following page)
                             See accompanying notes.



                                      F-11


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

For the years ended October 31, 2003, 2004 and 2005 and Cumulative Amounts from
Inception (May 19, 1978) to October 31, 2005

                         (Continued from preceding page)
                          (Dollar amounts in thousands)
                                                                                              Cumulative
                                                                                             amounts from
                                                                                              inception
                                                           2003         2004        2005     (May 19, 1978)
                                                           ----         ----        ----     --------------
                                                                                              (unaudited)
Cash flows from investing activities:

   Proceeds from sale of assets held for sale,
    mineral interests, oil and gas properties and equipment   7           --         --          320
   Decrease in advances and investment in affiliates         --           --        100          275
   Acquisition of:
    Mineral interests and oil and gas properties             --           --         --       (3,414)
    Mill and equipment                                       --           --         --         (395)
    Other                                                    --           --         --          (58)
                                                          -----        -----      -----       ------

   Net cash provided by (used in) investing activities        7           --        100       (3,272)

Cash flows from financing activities:

  Proceeds from the sale of:
    Common stock - net                                       --           --         --        2,802
    Preferred stock - net                                    --           --         --        2,486
    Borrowing from related party                             --           22          1           23
                                                          -----        -----      -----       ------

   Net cash provided by financing activities                 --           22          1        5,311
                                                          -----        -----      -----       ------

Increase (decrease) in cash                                 (90)          (2)        69           71

Cash and cash equivalents at beginning of period             94            4          2           --
                                                          -----        -----      -----       ------
Cash and cash equivalents at end of period                $   4        $   2      $  71       $   71
                                                          =====        =====      =====       ======



                          (Continued on following page)
                             See accompanying notes.


                                      F-12




                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

For the years ended October 31, 2003, 2004 and 2005 and Cumulative Amounts from
Inception (May 19, 1978) to October 31, 2005

                         (Continued from preceding page)
                          (Dollar amounts in thousands)
                                                                                             Cumulative
                                                                                             amounts from
                                                                                              inception
                                                           2003         2004        2005    (May 19, 1978)
                                                           ----         ----        ----     --------------
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

     During 2005, 10,000,000 shares of common stock valued At $150,000 were reconveyed from Exmouth Joint Venture.





                             See accompanying notes.

                                      F-13

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2003, 2004 and 2005


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

Basis of presentation:

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at October 31, 2005 had minimal cash. As a development stage company, the Company relies on infusions of cash through the sale of assets held for sale, the performance of its investment in joint venture and the issuance of equity capital. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2003, 2004 and 2005


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



                                      F-15

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2003, 2004 and 2005


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

Unaudited financial statements:

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations and cash flows for the period from inception (May 19, 1978) to October 31, 2005.

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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2003, 2004 and 2005

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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2003, 2004 and 2005

In July 2005 the Exmouth Joint Venture finalized a second transaction for the sale of WA-329-P to BHP Billiton Petroleum amd Apache Northwest Pty. Ltd. (Apache). The sale consists of the buyers becoming responsible for the terms and conditions of the WA-329-P permit, the payment of $400,000, which was received on August 9, 2005,a deferred cash payment of $1,000,000 contingent upon the drilling of a well, and the grant of an overriding royally interest ranging from
2.75 to 3.75 percent on WA-329-P.

The only remaining assets, as of October 31, 2005, of the Exmouth Joint Venture are the residual rights pursuant to the July 2004 sale of WA-322-P to BHP and pursuant to the July 2005 sale of WA-329-P to BHP and Apache.

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


6. Preferred stock

During fiscal 1981, the stockholders voted to amend the Articles of Incorporation to authorize the issuance of preferred stock having a par value of $.05. The Board of Directors designated 44,000,000 shares of the preferred stock as $.015 cumulative convertible preferred stock (hereinafter referred to as "preferred stock"). The holders of the preferred stock are, subject to declaration, entitled to receive $.015 per share annual dividends, and $.10 per share, plus accrued but unpaid dividends, upon liquidation, dissolution or winding up of the Company. The dividends, which may be paid in cash, common stock or gold, are payable annually, if and when declared by the Board of Directors only from earned surplus. Cumulative dividends in arrears as of October 31, 2005 amount to $9,826,163 ($.225 per share). Each share of the preferred stock is convertible by the holder, at his option, into .4 shares of common stock. The preferred stock may be called for redemption at $.15 per share, plus accrued but unpaid dividends, either in cash, in common stock or gold. As no profit has been achieved and as no dividends have been declared, no provision has been made for unpaid dividends.

                                      F-18
                                       41

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2003, 2004 and 2005

7. Common stock

In connection with a stock purchase agreement consummated on April 22, 1988, with Quillium Nominees Pty., Ltd. (Quillium) pursuant to which 33,333,000 shares of the Company's restricted common stock were issued, the Company agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, for the 33,333,000 shares issued under the agreement. This has not been performed as of October 31, 2005.

8. Income taxes

At October 31, 2005, the Company had net operating loss carryforwards for tax purposes of approximately $ 1,305,000. If not used to offset future taxable income, the carryforwards will expire as follows:


          Fiscal Year of expiration        Amount
          -------------------------      ---------

                  2006                    $ 78,000
                  2007                      98,000
                  2008                      33,000
                  2010                     108,000
                  2011                      25,000
                  2017                     125,000
                  2019                      29,000
                  2020                      35,000
                  2021                      89,000
                  2022                     135,000
                  2023                      98,000
                  2024                      53,000
                  2025                     399,000

At October 31, 2004 and 2005, total deferred tax assets and valuation allowances are as follows:


       Deferred tax assets resulting      2004           2005
                                       -----------    ---------
          Net operating loss           $   460,000    $ 457,000
          Write-down of assets held        612,000      612,000
                                       -----------    ---------
              Total                      1,072,000    1,069,000
         Less valuation allowance       (1,072,000)  (1,069,000)
                                       -----------   -----------
                                       $        --   $        --
                                       ===========   ===========


                                      F-19

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2003, 2004 and 2005


A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

9. Basic loss per common share

Basic loss per common share is based on the weighted average number of shares of common stock outstanding during each year, 88,212,000 shares in 2003, 100,712,000 in 2004 and 100,049,025 in 2005 and 65,034,125 shares for the period from May 19, 1978 through October 31, 2005.

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

11. Related party transactions

In 1994, the Company entered into an agreement to reimburse its President for office space and overhead. Total amounts paid and payable to the President for office usage during the three years ended October 31, 2005 were $24,000 in 2003, 2004 and $0 in 2005.

During 2005, the Company issued an aggregate of 6,000,000 shares of its common stock to two officers of the Company for prior services valued at $180,000. The Company has also agreed to issue an aggregate of 4,000,000 shares of common stock to two officers of the Company for services during 2005 valued at $220,000.



                                      F-20

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

DATED:  January 28, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATED: January 28, 2006        BY: /s/ W. Ray Hill
                                   -----------------------------------
                                   W. Ray Hill, Treasurer and Director
                                   (Principal Executive, Financial and
                                        Accounting Officer)

DATED: January 28, 2006        BY: /s/ E. Geoffrey Albers
                                   ----------------------------
                                   E. Geoffrey Albers, Director


DATED: January 28, 2006        BY: /s/ David B. Hill
                                   -----------------------
                                   David B. Hill, Director


DATED: January 28, 2006        BY: /s/ John B. Rubel
                                   -----------------------
                                   John B. Rubel, Director