Form 10-K/A
period 2005-10-31
ROCKY MOUNTAIN MINERALS INC
filed 2006-01-30
CIK 312583

FORM 10-K/A

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





Explanatory Note

This amendment has been filed to correct the heading of Part III, Item 11(d). The disclosure of Item 11(d) was incorrectly listed under Item 11(c).

                          ROCKY MOUNTAIN MINERALS, INC.

                                    FORM 10-K/A

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

                          ROCKY MOUNTAIN MINERALS, INC.
                                    FORM 10-K/A

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

          None

   (d) Compensation of Directors

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