Form 10-Q
period 2006-01-31
ROCKY MOUNTAIN MINERALS INC
filed 2006-03-15
CIK 312583

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer, (as defined in Exchange Act Rule 12b-2): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                             Outstanding at March 13, 2006
Common stock, $.001 par value                         100,712,039 shares

                          ROCKY MOUNTAIN MINERALS, INC.

                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----
PART 1.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Balance Sheet, October 31, 2005 (audited)
           and January 31, 2006 (unaudited)..............................  1-2

           Statements of Operations for the
           Three Months ended January 31, 2006
           and 2005 and Cumulative Amounts
           Since Inception   (unaudited).................................    3

           Statements of Cash Flows for the Three Months
           Ended January 31, 2006 and 2005 and
           Cumulative Amounts Since Inception
           (unaudited)...................................................    4

           Notes to Financial Statements (unaudited).....................  5-6

Item 2.    Management's Discussion and Analysis
           of  Financial Condition and
           Results of Operations......................................... 6-11

Item 3.    Quantitative and Qualitative
           Disclosures About Market Risk.................................   11

Item 4.    Controls and Procedures.......................................   11


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................   12

Item 2.    Changes in Securities and Use of Proceeds.....................   12

Item 3.    Defaults Upon Senior Securities...............................   12

Item 4.    Submission of Matters to a Vote of
           Securities Holders............................................   12

Item 5.    Other Information.............................................   12

Item 6     Exhibits and Reports on Form 8-K..............................12-13

           Signatures....................................................   13

                          PART I. FINANCIAL INFORMATION
ITEM 1.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET


                                     ASSETS

                  (Amounts in thousand, except per share data)


                                                       October 31,   January 31,
                                                         2005          2006
                                                       (Audited) (Unaudited)
ASSETS
Current Assets:
         Cash                                          $      71       $   68
         Assets held for sale-net (Note 2)                    --           --
                                                       ---------       --------
         Total current assets                          $      71           68


Assets held for sale-net (Note 2)                            150          150
Investment in joint venture (Note 3)                         108          108
                                                       ----------      --------


TOTAL ASSETS                                           $     329       $  326
                                                       =========       ========





                             See accompanying notes.
                                       (1)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Amounts in thousands, except per share data)

                                                       October 31,   January 31,
                                                          2005          2006
                                                        (Audited) (Unaudited)

Current liabilities:
   Accounts payable                                       $    1        $   11
   Accrued Interest-related party (Note 5)                     -             3

   Registration costs                                         40            40
   Accrued compensation                                      220             -
                                                         -------       -------
   Total current liabilities                                 261            54

Long term liabilities:
   Note payable-related party (Note 5)                        23            23
                                                         -------       -------
   Total long term liabilities                                23            23

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                                2,200         2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized,
     96,712,039 (2005) 100,712,039
     (2006) shares issued and
     outstanding                                              97           101

   Capital in excess of par value                          3,755         3,971
   Deficit accumulated during the
     development stage                                    (6,007)       (6,023)
                                                         -------       -------

Total stockholder's equity                                    45           249
                                                         -------       -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $   329       $   326
                                                         =======       =======



                             See accompanying notes.
                                       (2)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                      For the Three Months
                                       Ended January 31,
                                                           Cumulative amounts
                                        2005        2006    since inception



Revenues                              $    --      $    --      $   871
                                      -------      -------      -------

Costs and expenses:
  Mill expense                             --           --        3,495
  General and administrative               42           13        3,132
  Depreciation, depletion
  and amortization                         --           --          362
   Interest                                --            3          807
                                      -------      -------      -------
Total costs and expenses                   42           16        7,796

Loss before
 extraordinary item                        --           --       (6,925)
Extraordinary gain on
 extinguishment of debt                    --           --          902
                                      -------      -------      -------

Net loss (Note 2)                     $   (42)     $   (16)     $(6,023)
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

                                       (3)


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                For the Three Months
                                                  Ended January 31,  Cumulative Amounts
                                                  2005        2006     since inception
                                                -------     -------- ------------------
Cash flows from operating activities:
   Net loss                                     $   (42)    $   (16)     $(6,023)
   Adjustments to reconcile net
   loss to net cash used in
      operating activities:
     Write-downs and asset sales                     --          --        3,247
     Depreciation, depletion
       and amortization                              --          --         286
     Common stock issued for
       services                                      --          220        505
     Changes in assets and liabilities:
         Accounts payable and
            accrued expenses                         37         (207)        14
         Due to shareholders                          3           -           -
                                                -------     -------     -------

   Net cash used in operating
         activities                                  (2)         (3)     (1,971)
                                                -------     -------     -------

Cash flows from investing activities:
   Proceeds from sale of assets                      --          --         595

   Acquisition of assets                             --          --      (3,867)
                                                -------     -------     -------

Net cash provided by
  investing activities                               --          --      (3,272)
                                                -------     -------     -------

Cash flows from financing activities:
 Proceeds from Stock and
   borrowings                                        --          --       5,311
                                                -------     -------     -------

Decrease in cash                                     (2)         (3)         68

Cash at beginning of period                           2          71          --
                                                -------     -------     -------

Cash at end of period                           $    --     $    68     $    68
                                                =======     =======     =======

                             See accompanying notes.
                                       (4)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended January 31, 2006 and January 31, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2005 as filed with the Securities and Exchange Commission.

     Note 1: Organization

     Rocky Mountain Minerals, Inc (variously the "Company", the "Registrant" and "RMMI") was incorporated in Wyoming on May 19, 1978 and is considered to be a mining company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of resource exploration properties.

     Note 2: Income Taxes

     No provision for income taxes is required for the period ended January 31, 2006 or 2005, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

     Note 3: Loss per Share/Common Stock

     Loss per share is based on the weighted average number of shares of common stock outstanding during the three months ended January 31, 2005 and 2006, 100,701,039 shares in 2005 and 97,494,648 shares in 2006. The weighted average number of shares of common stock outstanding during the period from inception through January 31, 2006 is 65,339,698. .

     Note 4: Investment in Joint Venture

     In July 2004, the Company entered into an agreement with Octanex NL and Strata

                                       (5)

Resources NL whereby an aggregate of 10 million shares of Common stock in RMMI, previously issued by RMMI to Octanex and Strata, was reconveyed to RMMI during the second quarter 2005. As consideration for the reconveyance, RMMI's 25% share of the initial net cash proceeds of the BHP Permit Sale Transaction, up to a limit of (US)$150,000, were offset against seismic acquisition obligations of RMMI to Octanex/Strata pursuant to the Farmin Agreement. (See Item 2 - Oil & Gas Exploration Activities).

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


Results of Operations

Background

     The Company began operations on May 19, 1978 and is considered to be a mining and oil and gas royalty company in the exploratory stage and has had no significant revenues. In 1984 the Company ceased gold extraction operations at its Rochester, Montana mining property. During 1988, with the receipt of funding from a stock purchase agreement, it resumed mineral exploration both at Rochester and elsewhere in North America and Australia. Despite detailed geologic investigations by the Company and by leading gold exploration companies, there was insufficient encouragement from results to warrant further investigations or activities at Rochester. In 2002 and 2003 the Registrant sold thirteen patented mining claims in the Rochester Mining district for $82,192 and is pursuing the sale of the additional eighteen mining claims in the district. The Registrant anticipates receiving approximately $150,000 from the remaining property and recorded an impairment loss in the carrying amount of Assets held for sale of $268,000 during the third quarter of 2003.

     General and administrative expenses decreased for the three months ending January 31, 2006 as compared to the three months ended January 31, 2005 primarily due to the Company's decreased level of activity in evaluating various business opportunities during 2006 and lower compensation during the period.


     The Company plans to seek out further oil and gas exploration and production properties in the Rocky Mountain region of the U.S. and also in Australia. The Company has a representative office in Melbourne, Australia and Prescott, Arizona.





                                       (7)

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

Oil and Gas Exploration Activities

     In April 2003 the Registrant by way of a Farmin Agreement ("Farmin Agreement") subsequently approved by the Western Australian Offshore Petroleum Authority (the "Designated Authority") acquired a 25% interest in the Exmouth Joint Venture which held two petroleum exploration permits, WA-322-P and WA-329-P, granted and authorized by the Australian government in the North West Shelf area of the Carnarvon Basin, offshore Western Australia, from two Australian public companies. Mr. E.G. Albers, a member of the Registrant's board, is also a shareholder and director of these companies. The area represented by the permits is approximately 356,000 acres, and the project is known as the Exmouth Joint Venture. In agreeing to earn a 25% interest in the project, the Registrant issued 15,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $0.015 Cumulative Convertible Preferred Stock to meet a $969,550 funding requirement associated with the interest. The initial exploration program has consisted of acquiring and interpreting existing open-file seismic data including 2D and 3D seismic data sets, and the planned shooting of new seismic surveying.

     In early 2004 the Exmouth Joint Venturers entered into and subsequently settled an agreement with a subsidiary of BHP Billiton Petroleum Limited ("BHP") for the sale of Exploration Permit WA-322-P to BHP . In return BHP agreed to the acquisition and processing of 3D seismic in the Joint Venture's adjacent exploration permit, WA-329-P, as well as a $600,000 initial cash payment, a deferred cash payment of $1,100,000 contingent upon BHP drilling a well in WA-322-P and the granting of an overriding royalty interest ranging from 2.75 to
3.75 percent with respect to revenue from any future production from WA-322-P, less applicable petroleum resource rent tax, depending on the level of aggregate production.





                                       (8)

     The Exmouth Joint Venture has acquired an extensive body of existing geological data available in relation to WA-329-P and WA-322-P, including a large amount ofseismic data, together with pertinent existing reports and basic data collected by previous operators in the area. In addition, BHP agreed to acquire and process a new seismic on behalf of the Exmouth Joint Venture in WA-329-P as part of the terms of their acquisition of WA-322-P.

     In July 2004 the Registrant's 25% share of the initial cash proceeds from the BHP sale, $150,000, were offset against existing year 2 seismic acquisition obligations pursuant to the Farmin Agreement. As a term of this arrangement the Registrant entered into an agreement to reacquire 10,000,000 shares of Common stock in previously issued to Octanex NL and Strata Resources NL, the Registrant's Joint Venture partners, for no further outlay. The 10,000,000 shares have been reconveyed and the investment in the Joint Venture has been reduced with a corresponding reduction in Common Stock and capital in excess of par value. All subsequent seismic commitment costs in WA-329-P were agreed to be shared pro rate between the Exmouth Joint Venture participants. However, as a result of the transaction with BHP it is expected that there will be no further seismic costs to be born by the Exmouth Joint Venture in relation to the year 2 seismic commitment for WA-329-P.

     BHP Billiton is contractually committed to the Exmouth Joint Venturers to shoot the 55 kms2 of 3D seismic for the benefit of the Exmouth Joint Venture in WA-329-P. In addition, BHP Billiton has also indicated that they will shoot a further 80 kms2 in WA-329-P as ingress data which, if shot, will also be made available to the Exmouth Joint Venture. Costs associated with the shooting of 3D seismic data are usually in the order of (AUD) $10-12,000 per km2 depending on size of shoot, weather and other environmental factors. The Exmouth Joint Venture was informed that BHP had completed 635 square kilometers of 3D seismic work on Exploration Permit WA-322-P and 107 square kilometers of 3D seismic work on Exploration Permit WA-329-P in October, 2005.

    On April 18, 2005 the Exmouth Joint Venture entered into a Letter of Offer from BHP Billiton Petroleum and Apache Northwest, Pty, Ltd. to acquire 100% interest in Exploration Permit WA-329-P. A finalized Sales and Purchase Agreement, Royalty Agreement and Transfer of Title was executed July 8, 2005. The sale consists of the buyers becoming responsible for the terms and conditions of the Permit, a $400,000 cash payment, which was paid August 9, 2005, a deferred cash payment of $1,000,000 contingent upon the drilling of a well in WA-329-P, and the grant of an overriding royalty interest ranging from
2.75 to 3.75 percent should there be any future production.





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

     The Company relies upon certain of its directors to perform the day to day administrative functions of the Company as well as those actions and decisions taken by the board of directors. As the Company's capital resources are limited, the board plans to remunerate certain of its directors by the issue of common stock in lieu of cash payments. Specifically, during the second quarter 2005, the Company issued 3,000,000 shares of Common stock to each of Ernest Geoffrey Albers and to William Ray Hill Jr., for their services in relation to the period from November 1, 2002 to July 31, 2004 (21 months) and a further 2,000,000 shares have been issued to each of them in the first quarter 2006 for the period from August 1, 2004 to October 31, 2005 (14 months).

     In addition, the Company has and will accept advances to enable it to meet its expenditure requirements and in return would issue convertible notes with an interest coupon of 10% per annum, convertible into shares of Common Stock on the basis of 5,000 shares of Common stock for every $1,000.00 convertible note or part thereof.




                                      (10)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of January 31, 2006, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

Item 6. Exhibits and Reports on Form 8-K.

        List of Exhibits

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.










                                      (12)

Reports on Form 8-K

There were no reports filed by the Registrant on Form 8-K for the quarter ended January 31, 2006.




                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ROCKY MOUNTAIN MINERALS, INC.
                                                 (Registrant)





 Date: March 15, 2006                       By:  /s/  W. Ray Hill
                                                 ---------------------------
                                                 W. Ray Hill
                                                 Chief Executive Officer and
                                                 Chief Financial Officer









                                      (13)