Form 10-Q
period 2006-04-30
ROCKY MOUNTAIN MINERALS INC
filed 2006-06-14
CIK 312583

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _______  TO _______

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
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)


      (928) 778-1450                              www.rockymountainminerals.com
      --------------                              -----------------------------
(Registrant's telephone number)                         (Internet Website)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer, (as defined in Exchange Act Rule 12b-2): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                             Outstanding at June 13, 2006
             -----                             ----------------------------
Common stock, $.001 par value                         100,712,039 shares

                          ROCKY MOUNTAIN MINERALS, INC.

                               INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----
PART 1.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Balance Sheet, October 31, 2005 (audited)
           and April 30, 2006 (unaudited)..............................   1-2

           Statements of Operations for the
           Six Months and Three Months ended
              April 30, 2006 and 2005 and
           Cumulative Amounts Since
           Inception  (unaudited) .....................................     3

           Statements of Cash Flows for the Six Months
           Ended April 30, 2006 and 2005 and
           Cumulative Amounts Since Inception
           (unaudited) ................................................     4

           Notes to Financial Statements (unaudited)...................   5-6

Item 2.    Management's Discussion and Analysis
           of  Financial Condition and
           Results of Operations ......................................  6-11

Item 3.    Quantitative and Qualitative
           Disclosures About Market Risk ..............................    11

Item 4.    Controls and Procedures.....................................    11

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................  12

Item 2.    Changes in Securities and Use of Proceeds.....................  12

Item 3.    Defaults Upon Senior Securities...............................  12

Item 4.    Submission of Matters to a Vote of
           Securities Holders............................................  12

Item 5.    Other Information.............................................  12

Item 6     Exhibits and Reports on Form 8-K..............................  12

           Signatures...................................................   12

                          PART I. FINANCIAL INFORMATION
ITEM 1.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET




                                     ASSETS

                  (Amounts in thousand, except per share data)




                                                       October 31,    April 30,
                                                         2005            2006
                                                       (Audited) (Unaudited)
ASSETS
     Current Assets:
         Cash                                          $      71       $     55
         Assets held for sale-net (Note 2)                     -              -
                                                       ---------       --------
            Total current assets                              71             55


Assets held for sale-net (Note 2)                            150            150
Investment in joint venture (Note 3)                         108            108
                                                       ---------       --------


TOTAL ASSETS                                           $     329       $    313
                                                       =========       ========







                             See accompanying notes.
                                       (1)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Amounts in thousands, except per share data)




                                                       October 31,    April 30,
                                                          2005         2006
                                                        (Audited) (Unaudited)

Current  liabilities:
   Accounts payable                                     $      1       $     1
   Accrued Interest-related party (Note 5)                     -             3
   Registration costs                                         40            40
   Accrued compensation                                      220             -
                                                         -------       -------
   Total current liabilities                                 261            44

Long term liabilities:
   Note payable-related party (Note 5 )                       23            23
                                                         -------       -------
   Total long term liabilities                                23            23

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                                2,200         2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     96,712,039 (2005) and
     100,712,039 (2006) shares
     issued and outstanding                                   97           101

   Capital in excess of par value                          3,755         3,971
   Deficit accumulated during the
     development stage                                    (6,007)       (6,026)
                                                         -------       -------

Total stockholder's equity                                    45           246
                                                         -------       -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $   329       $   313
                                                         =======       =======




                             See accompanying notes.
                                       (2)


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                             For the Three Months   For the Six Months   Cumulative amounts
                             Ended April 30,        Ended April 30,       since inception
                             2005        2006         2005       2006
                             -------------------    ------------------    ---------------
Revenues                     $   --      $   --      $   --     $   --     $          871
                             ------      ------      ------     ------     --------------

Costs and expenses:
  Mill expense                   --          --          --         --              3,495
  General and administrative    232           2         274         15              3,134
  Depreciation, depletion
  and amortization               --          --          --         --                362
   Interest                      --           1          --          4                808
                             ------      ------      ------     ------     --------------
Total costs and expenses        232           3         274         19              7,799

Loss before
 extraordinary item              --          --          --         --             (6,928)
Extraordinary gain on
 extinguishment of debt          --          --          --         --                902
                             ------      ------      ------     ------     --------------

Net loss (Note 2)          $   (232)    $    (3)     $ (274)    $ (19)     $       (6,026)
                           ========     =======      ======     ======     ==============

Loss per share (Note 3):   $      *     $     *      $    *     $    *     $         (.09)
                           =======      =======      ======     ======     ==============

*Less than $0.01 per share.



                             See accompanying notes.
                                       (3)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                      Cumulative
                                                For the Six Months     Amounts
                                                  Ended April 30,      since
                                                2005        2006      inception
                                              --------------------  -----------

Cash flows from operating activities:
   Net loss                                   $   (274)    $ (19)    $ (6,026)
   Adjustments to reconcile net
   loss to net cash used in
      operating activities:
     Write-downs and asset sales                   --         --       3,247
     Depreciation, depletion
       and amortization                            --         --         286
     Common stock issued for
       services                                   180        220         505
     Changes in assets and liabilities:
         Accounts payable and
            accrued expenses                       79       (217)          4
         Due to shareholders                       14         --           -
                                               ------     ------     -------

   Net cash used in operating
         activities                                (1)       (16)     (1,984)
                                               ------     ------     -------

Cash flows from investing activities:
   Proceeds from sale of assets                    --         --         595

   Acquisition of assets                           --         --      (3,867)
                                               ------     ------     -------

Net cash provided by
  investing activities                             --         --      (3,272)
                                               ------     ------     -------

Cash flows from financing activities:
 Proceeds from Stock and
   borrowings                                      --         --       5,311
                                               ------     ------     -------

Decrease in cash                                   (1)       (16)         55

Cash at beginning of period                         2         71          --
                                               ------     ------     -------

Cash at end of period                         $     1     $   55     $    55
                                               ======     ======     =======


                             See accompanying notes.
                                       (4)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three and six months ended April 30, 2006 and April 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2005 as filed with the Securities and Exchange Commission.

     Note 1: Organization

     Rocky Mountain Minerals, Inc (variously the Company, the Registrant and
RMMI) was incorporated in Wyoming on May 19, 1978 and is considered to be a mining company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of resource exploration properties.

     Note 2: Income Taxes

     No provision for income taxes is required for the period ended April 30, 2006 or 2005, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

     Note 3: Loss per Share/Common Stock

     Loss per share is based on the weighted average number of shares of common stock outstanding during the six months ended April 30, 2005 and 2006, 102,833,586 shares in 2005 and 99,076,680 shares in 2006. The weighted average number of shares of common stock outstanding during the three months ended April 30, 2005 and 2006 was 105,026,646 and 100,712,039, respectively. The weighted average number of shares of common stock outstanding during the period from inception through April 30, 2006 is 65,658,917.

     Note 4: Investment in Joint Venture

     In July 2004, the Company entered into an agreement with Octanex NL and Strata Resources NL whereby an aggregate of 10 million shares of Common stock in RMMI,previously issued by RMMI to Octanex and Strata, was reconveyed to RMMI during the second quarter 2005. As consideration for the reconveyance, RMMI's 25% share of the initial net cash proceeds of the BHP Permit Sale Transaction, up to a limit of (US)$150,000, were offset against seismic acquisition obligations of RMMI to Octanex/Strata pursuant to the Farmin Agreement. (See
Item 2 - Oil & Gas Exploration Activities).


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

     General and administrative expenses decreased for the six months ending April 30, 2006 as compared to the six months ended April 30, 2005 primarily due to the Company's decreased level of activity in evaluating various business opportunities during 2006 and lower compensation during the period.

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

     In July 2004 the Registrant's 25% share of the initial cash proceeds from the BHP sale, $150,000, were offset against existing year 2 seismic acquisition obligations pursuant to the Farmin Agreement. As a term of this arrangement the Registrant entered into an agreement to reacquire 10,000,000 shares of Common stock in previously issued to Octanex NL and Strata Resources NL, the Registrant's Joint Venture partners, for no further outlay. The 10,000,000 shares have been reconveyed and the investment in the Joint Venture has been reduced with a corresponding reduction in Common Stock and capital in excess of par value. All subsequent seismic


                                       (8)
commitment costs in WA-329-P were agreed to be shared pro rate between the Exmouth Joint Venture participants. However, as a result of the transaction with BHP it is expected that there will be no further seismic costs to be born by the Exmouth Joint Venture in relation to the year 2 seismic commitment for WA-329-P.

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


                                       (9)

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

Item 4. Controls and procedures

     Management of the Company, under the supervision and with participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Commission (SEC) Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that the Company's disclosure controls and procedures are effective to ensure that information it is required to disclose

                                      (10)
in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and it is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Item 6. Exhibits and Reports on Form 8-K.

List of Exhibits

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

There were no reports filed by the Registrant on Form 8-K for the quarter ended April 30, 2006.


                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ROCKY MOUNTAIN MINERALS, INC.
                                           (Registrant)



 Date: June 14, 2006                       By:  /s/  W. Ray Hill
                                                 ---------------------------
                                                 W. Ray Hill
                                                 Chief Executive Officer and
                                                 Chief Financial Officer

                                      (12)