Form 10-Q
period 2006-07-31
ROCKY MOUNTAIN MINERALS INC
filed 2006-09-11
CIK 312583

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006.

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


             Class                             Outstanding at August 31, 2006
Common stock, $.001 par value                         100,712,039 shares

                          ROCKY MOUNTAIN MINERALS, INC.

                               INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----
PART 1.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Balance Sheet, October 31, 2005 (audited)
           and July 31, 2006 (unaudited)................................  1-2

           Statements of Operations for the
           Nine Months and Three Months ended
           July 31, 2006 and 2005 and
           Cumulative Amounts Since
           Inception  (unaudited) .....................................    3

           Statements of Cash Flows for the Nine Months
           Ended July 31, 2006 and 2005 and
           Cumulative Amounts Since Inception
           (unaudited) ................................................    4

           Notes to Financial Statements (unaudited)...................  5-6

Item 2.    Management's Discussion and Analysis
           of  Financial Condition and
           Results of Operations ......................................  6-11

Item 3.    Quantitative and Qualitative
           Disclosures About Market Risk ..............................    11

Item 4.    Controls and Procedures.....................................    11

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................  12

Item 2.    Changes in Securities and Use of Proceeds.....................  12

Item 3.    Defaults Upon Senior Securities...............................  12

Item 4.    Submission of Matters to a Vote of
           Securities Holders............................................  12

Item 5.    Other Information.............................................  12

Item 6.    Exhibits and Reports on Form 8-K..............................  12

           Signatures...................................................   12

                          PART I. FINANCIAL INFORMATION
ITEM 1.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET




                                     ASSETS

                  (Amounts in thousand, except per share data)




                                                       October 31,    July 31,
                                                         2005          2006
                                                       (Audited)    (Unaudited)
ASSETS
     Current Assets:
         Cash                                          $      71       $     51
         Assets held for sale                                  -              -
                                                       ---------       --------
            Total current assets                              71             51

Assets held for sale-net (Note 2)                            150            150
Investment in joint venture  (Note 3)                        108            108
                                                       ---------       --------



TOTAL ASSETS                                           $     329       $    309
                                                       =========       ========











                             See accompanying notes.
                                       (1)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)



                                  BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Amounts in thousands, except per share data)




                                                        October 31,    July 31,
                                                           2005         2006
                                                        (Audited)   (Unaudited)

Current  liabilities:
   Accounts payable                                      $     1       $    1
   Accrued Interest-related party (Note 5)                     -            4
   Registration costs                                         40           40
   Accrued compensation                                      220            -
                                                         -------       -------
   Total current liabilities                                 261            45

Long term liabilities:
   Note payable-related party (Note 5)                        23            23
                                                         -------       -------
   Total long term liabilities                                23            23

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                                2,200         2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized
     96,712,039 (2005) and
     100,712,039 (2006) shares
     issued and outstanding                                   97           101

   Capital in excess of par value                          3,755         3,972
   Deficit accumulated during the
     development stage                                    (6,007)       (6,032)
                                                         -------       -------

Total stockholder's equity                                    45          241
                                                         -------       -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $   329       $  309
                                                         =======       =======




                             See accompanying notes.
                                       (2)


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                            For the Three Months   For the Nine Months      Cumulative
                               Ended July 31,         Ended July 31,       amounts since
                             2005        2006         2005       2006       inception
                             -------------------    ------------------    --------------
Revenues                     $   --      $   --      $   --     $   --      $     871
                             ------      ------      ------     ------      ---------

Costs and expenses:
  Mill expense                   --          --          --         --          3,495
  General and administrative     87           4         361         20          3,139
  Depreciation, depletion
  and amortization               --          --          --         --            362
   Interest                      --           1          --          4            808
                             ------      ------      ------     ------      ---------
Total costs and expenses         87           5         361         24          7,804

Loss before
 extraordinary item             (87)         (5)       (361)       (24)        (6,933)
Extraordinary gain on
 extinguishment of debt          --          --          --         --            902
                             ------      ------      ------     ------      ---------

Net loss (Note 2)          $    (87)    $    (5)     $ (361)    $ (24)     $   (6,031)
                           ========     =======      ======     ======      =========

Loss per share (Note 3):   $      *     $     *      $    *     $    *      $    (.09)
                           =======      =======      ======     ======      =========

*Less than $0.01 per share.





                             See accompanying notes.
                                       (3)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                     Cumulative
                                               For the Nine Months     Amounts
                                                  Ended July 31,       since
                                                2005        2006     inception
                                              --------------------  -----------

Cash flows from operating activities:
   Net loss                                   $   (361)    $ (24)    $(6,031)
   Adjustments to reconcile net
   loss to net cash used in
      operating activities:
     Write-downs and asset sales                   --         --       3,247
     Depreciation, depletion
       and amortization                            --         --         286
     Common stock issued for
       services                                   180        220         505
     Changes in assets and liabilities:
         Accounts payable and
            accrued expenses                      160       (216)          5
         Due to shareholders                       19         --           -
                                               ------     ------     -------

   Net cash used in operating
         activities                               (2)        (20)     (1,988)
                                               ------     ------     -------

Cash flows from investing activities:
   Proceeds from sale of assets                    --         --         595

   Acquisition of assets                                      --      (3,867)
                                               ------     ------     -------

Net cash provided by
  investing activities                                                (3,272)
                                               ------     ------     -------

Cash flows from financing activities:
 Proceeds from Stock and
   borrowings                                      --         --       5,311
                                               ------     ------     -------

Decrease in cash                                  (2)        (20)        51

Cash at beginning of period                        2          71          --
                                               ------     ------     -------

Cash at end of period                         $   --     $    51      $  51
                                               ======     ======     =======


                             See accompanying notes.
                                       (4)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three and nine months ended July 31, 2006 and July 31, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2005 as filed with the Securities and Exchange Commission.

     Note 1: Organization

     Rocky Mountain Minerals, Inc (variously the Company, the Registrant and
RMMI) was incorporated in Wyoming on May 19, 1978 and is considered to be a mining company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of resource exploration properties.

     Note 2: Income Taxes

     No provision for income taxes is required for the period ended July 31, 2006 or 2005, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

     Note 3: Loss per Share/Common Stock

     Loss per share is based on the weighted average number of shares of common stock outstanding during the nine months ended July 31, 2005 and 2006, 101,173,577 shares in 2005 and 99,627,790 shares in 2006. The weighted average number of shares of common stock outstanding during the three months ended July 31, 2005 and 2006 was 102,236,901 and 100,712,039, respectively. The weighted average number of shares of common stock outstanding during the period from inception through July 31, 2006 is 65,982,896.

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

Investment in Joint Venture

     The Company's investment in Joint Venture reflects its 25% interest in two petroleum exploration permits, offshore Western Australia and the residual interests arising from the transaction previously referred to with BHP Billiton,



                                       (6)
including the deferred consideration and the royalty interest. The capitalized cost reflects the issue of preferred and common stock at the market price at the date of stock issuance. In addition, the Company recorded an estimate of $40,000 for the costs to register the restricted stock.

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

     General and administrative expenses decreased for the nine months ending July 31, 2006 as compared to the nine months ended July 31, 2005 primarily due to the Company's decreased level of activity in evaluating various business opportunities during 2006 and lower compensation during the period.

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

Plan of Operation

General

     The Registrant is focused on exploration and development of oil and natural gas resources. Our core business is directed at the acquisition of interests in oil and gas prospects in the offshore areas of Australia's territorial waters. We rely on the considerable experience in the oil and gas industry of our directors and our consultants to identify and conduct initial analyses of properties in which we may acquire an interest. We devote essentially all of our resources to the identification of high quality oil and gas properties and seek to keep our overheads at a minimum level through the retention of carefully selected consultants, contractors and service companies. We use proven technologies to evaluate prospects before acquiring a working interest. Generally, we expect to invest in projects at different levels of participation. We plan to maintain as high a percentage of participation as can be prudently managed. We will focus on areas considered to have significant near term



                                       (7)
potential for oil or medium term potential for gas, or which can be farmed out and/or developed in conjunction with other industry players. We intend to consistently minimize our financial outlay requirements, wherever possible, through promoted farm-out transactions to provide maximum leverage for shareholders at minimal cost.

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


                                       (8)

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

                                       (9)

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of July 31, 2006, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4. Controls and procedures

     Management of the Company, under the supervision and with participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Commission (SEC) Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that the Company's disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and it is recorded, processed,


                                      (10)
summarized and reported within the time periods specified in the SEC's rules and forms.

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


Item 6. Exhibits and Reports on Form 8-K.

List of Exhibits

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K. The company filed one report on form 8-K on July 31, 2006, under Item 5.02 which referenced the departure of a director and officer of the company and the appointment of an officer and director.



                                   SIGNATURES
Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ROCKY MOUNTAIN MINERALS, INC.
                                                      (Registrant)



 Date: September 11, 2006                       By:  /s/  W. Ray Hill
                                                 ---------------------------
                                                 W. Ray Hill
                                                 Chief Executive Officer and
                                                 Chief Financial Officer


                                      (12)