Form 10-K
period 2006-10-31
ROCKY MOUNTAIN MINERALS INC
filed 2007-01-29
CIK 312583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549


                                    Form 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended October 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission file number 0-9060

                          ROCKY MOUNTAIN MINERALS, INC
                          ----------------------------
                 (Name of small business issuer in its charter)

           Wyoming                                            88-022110
           -------                                            ---------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

2480 North Tolemac Way, Prescott, Arizona                        86305
-----------------------------------------                        -----
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number (928) 778 1450  Website: www.rockymountainminerals.com

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class

                         Common Stock - $0.001 par value

                               Title of each class

          $.015 Cumulative Convertible Preferred Stock, $.05 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days:    Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated Filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]

As of January 16, 2007, the aggregate market value of common stock held by non-affiliates of the registrant, based upon the average bid and asked price of the common stock as reported on the OTC Bulletin Board, was approximately $2,424,837.

At October 31, 2006, the number of shares of common stock outstanding was 100,712,039.

                                      INDEX



Part I

Item 1.       Business
Item 1A.      Risk Factors
Item 2.       Properties
Item 3.       Legal Proceedings
Item 4.       Submission of Matters to a Vote of Security Holders


Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.       Selected  Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7a.      Quantitative and Qualitative Disclosures About Market Risk
Item 8.       Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.      Controls and Procedures
Item 9B.      Other Information


Part III

Item 10.      Directors and Executive Officers and Corporate Governance
Item 11.      Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.      Certain Relationships and Related Transactions, and Director
              Independence
Item 14.      Principal Accountant Fees and Services


Part IV

Item 15.      Exhibits, Financial Statement Schedules

                           Forward Looking Statements

     References in this report to "the Company", "we", "us", or "our" are intended to refer to Rocky Mountain Minerals, Inc. This annual report contains certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities
Act), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (Exchange Act). Readers of this annual report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

     All statements, other than statements of historical facts, so included in this annual report that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future, including, without limitation: statements regarding the Company's business strategy, plans and objectives and statements expressing beliefs and expectations regarding the ability of the Company to successfully raise the additional capital necessary to meet its obligations, are forward-looking statements within the meaning of the Securities Act and the Exchange Act. These forward-looking statements are and will be based on management's then-current views and assumptions regarding future events.

                                     PART I

Item 1.           Business

General
-------

Rocky Mountain Minerals, Inc. was incorporated under the laws of the State of Wyoming on February 21, 1974, and commenced operations On May 19, 1978. We have been engaged primarily in the acquisition, development, exploration and operation of natural resource properties. The Company has no proven mineral or petroleum reserves.

Since the beginning of the 2006 fiscal year, the Company was not involved in any bankruptcy, receivership or similar proceedings, nor did it engage in any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets otherwise than in the ordinary course of business, except as set forth below.

During fiscal year 2003 we acquired a 25% farm in interest in two oil and gas permits in the NW Shelf, offshore Australia. During 2004 and 2005 we actively pursued the evaluation of oil and gas prospects in both the Western U.S. and Australia, and subsequently sold both of the Australian oil and gas permits, retaining royalty and contingent interests. The Company sold thirteen patented mining claims, together with the dumps and tailings, in the Rochester Mining District during 2002 and 2003. We are actively pursuing the sale of its remaining property located in Madison County, Montana (see Item 1 (c)(1)(i) Mining Operations Segment).

Since the period of this report, on December 6, 2006, RMMI Australia Pty Ltd, our wholly-owned subsidiary ("RMMI"), and Eagle Bay Resources, N.L., an Australian Stock Exchange listed company ("EBR"), entered into a Joint Venture Heads of Agreement in respect of an unincorporated joint venture (the "Australian Nickel Joint Venture"), effective as of November 1, 2006, for purposes of exploring and, if warranted, developing and mining sulphide hosted nickel in Australia.

On December 6, 2006, RMMI, EBR and Audax Resources Ltd, an Australian Stock Exchange listed company ("Audax"), entered into a Carr Boyd Farmin and Joint Venture Heads of Agreement in respect of an unincorporated joint venture (the "Carr Boyd Joint Venture") for the purpose of exploring and, if warranted, developing and mining certain tenements near Carr Boyd, West Australia.

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

(c)(1)(i) Oil and Gas Operations Segment

In 2003 the Company acquired a 25% interest in two offshore oil and gas permits offshore Western Australia. The Registrant also owns various overriding royalty interests in oil and gas properties in Campbell County, Wyoming. See Item 2 - "Properties" of this report.

The Company has no plans to engage in any exploratory oil or gas drilling on acreage for its own account. However, if additional financing can be obtained, it may engage in well drilling, depending upon the cost of the well drilling, the terms of any participation, future farm out, joint venture or similar arrangements, which may be entered into.

The acquisition of oil and gas interests, is competitive. We anticipate that it will continue to encounter strong competition from many established companies with greater financial, personnel and informational resources. Competition from such companies, together with rising prices of oil and gas, may escalate the cost of acquiring properties from others beyond the range of prices the Company can afford. If valuable oil and gas deposits are discovered on our properties, their marketability will depend on numerous factors, including available equipment for which there is strong demand and other supplies of oil and gas.

Mining Operations Segment

Our previous business activities in its mining operations segment have been the construction and operation of an ore mill facility in Madison County, Montana. We have produced both gold and silver, which were sold by the Company to a refiner for "spot" market gold and silver prices. However, we have not operated the mill facility since 1984. In 2002 and 2003 we sold all our interest in the thirteen patented mining claims, together with the dump and tailings material and equipment that was purchased from Rochester Enterprises, Ltd., and is pursuing the sale of the additional eighteen patented claims in the district.

In December 2006, we commenced mineral exploration activities in Western Australia.

See Item 2 - "Properties" of this report for more information concerning the Company's mining claims.

Since we are engaged in the natural resources industry, environmental regulation may have a significant impact upon our operations and may necessitate significant capital outlays, which, in turn, may materially affect the earning power of the Company. Certain operations in the exploratory and production phase of mining and oil and gas exploration are potentially hazardous to the environment. The clearance of trails and exploratory drilling and mining in natural areas, as well as full-scale mining, are sources of environmental regulation; and reclamation requirements, including back grading, reseeding and fertilizing, must be satisfied. Groundwater pollution is also a potential problem. Further, if any secondary recovery methods are utilized which involve the construction of a plant or similar hardware to implement the recovery system, the environmental impact of such a system must be disclosed in an Environmental Impact Statement under the National Environmental Policy Act and equivalent Australian acts; and compliance with such Acts could adversely affect future operations and revenues. Drilling and other operations on such properties will require compliance with environmental regulations, which could affect the Company's liabilities.

We hold no patents, trademarks, licenses, franchises or concessions and does not consider such to be important to either of its business segments.

The Company has made no expenditures on, nor has it been connected with, either company-sponsored or customer-sponsored research and development.

As of October 31, 2006, we employed two persons, each on a part time, as needed basis.

(d) Financial Information About Foreign and Domestic Operations and Export
Sales.

The Company is a participant in the Exmouth Joint Venture and, since the date of this report, is a participant in the Australian Nickel Joint Venture and the Carr Boyd Joint Venture (see Item 2- Properties).

Item 1A.    Risk Factors

The business operations of the Company will be subject to risks, which may impact adversely on its future performance. These risks may adversely affect the value of our assets and this may affect the value of any Stock in the Company.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. The important factors are not exclusive.

Exploring and Drilling for minerals and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Exploration activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable mineral or oil or natural gas reserves. Our decisions to develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Reserve estimates depend on many assumptions that may turn out to be inaccurate. Our cost of drilling, completing and operating wells will be uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

     o delays imposed by or resulting from compliance with regulatory requirements;
     o    pressure or irregularities in geological formations;
     o    equipment failures or accidents;
     o    adverse weather conditions;
     o    reductions in commodity and oil and natural gas prices;
     o    title problems; and
     o    limitations in the market for minerals, oil and natural gas.

We may incur substantial losses and be subject to substantial liability claims as a result of any future operations.

We are not insured against risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. When we commence these activities, our mineral and oil and natural gas exploration activities will be subject to all of the operating risks associated with drilling for and producing minerals and oil and natural gas, including the possibility of:

     o environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
     o    abnormally pressured formations;
     o mechanical difficulties, such as stuck drilling and service tools and casing collapse;
     o    fires and explosions;
     o    personal injuries and death; and o natural disasters.

Any of these risks could adversely affect our ability to operate or result in substantial losses to our company. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, then it could adversely affect us.

Market conditions or operational impediments may hinder our access to markets or delay our production.

Market conditions or the unavailability of satisfactory mineral product and oil and natural gas transportation arrangements may hinder our access to markets or delay our production. The availability of a ready market for any future production will depend on a number of factors, including the demand for and supply of minerals and or oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production (when and if we have production) will depend in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business.

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

Exploration, production and sale of oil minerals and natural gas are subject to extensive Australian and international laws and regulations. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

     o    discharge permits for drilling operations;
     o    drilling bonds;
     o    the spacing of wells;
     o    unitization and pooling of properties; and
     o    taxation.

     Under these laws, we could be liable for personal injuries, property damage and other damages. Failure to comply with these laws may also result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase our costs of doing business. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect our financial condition and results of operations.

Our operations may incur substantial liabilities to comply with the environmental laws and regulations.

Our oil and natural gas operations will be subject to stringent Australian and international laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities, and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, incurrence of investigatory or remedial obligations, or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position, or financial condition as well. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release of such materials or if our operations were standard in the industry at the time they were performed.

Competition in the natural resources industry is intense, which may adversely affect our ability to compete.

We operate in a highly competitive environment for developing properties, marketing of oil and natural gas and securing trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital.

We may depend on industry partners and could be seriously harmed if they do not perform satisfactorily, which is usually not within our control.

Because we have few employees and no revenues, we will continue to be largely dependent on industry partners for the success of our oil and gas exploration projects. We could be seriously harmed if our industry partners do not perform satisfactorily on projects that affect us. It is likely that we will have no control over factors that would influence the performance of our partners.

The market price of our common stock is highly volatile.

The market price of our Common Stock has been and is expected to continue to be highly volatile. Prices for our common stock will be influenced by many factors and may fluctuate widely as a result of factors beyond our control. General factors which will bear on the price of our common stock include the depth and liquidity of the market for the common stock, investor perception of us and our technologies and general economic and market conditions.

Our common stock is traded over the counter, which may deprive shareholders of the full value of their shares.

Our Common Stock is quoted via the Over The Counter Bulletin Board (OTCBB). As such, our Common Stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Market. These factors may result in higher price volatility and less market liquidity for the Common Stock.

A low market price may severely limit the potential market for our common stock.

Our Common Stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock.

Potential conflicts of interest may cause us to enter into less favorable agreements than we might have obtained from third parties.

Some of our directors are also directors or executive officers of other exploration companies, which may from time to time compete with us for farm-ins, working interest partners, or property acquisitions. We also may seek to negotiate farm-in agreements or working interest agreements with companies whose boards of directors include individuals who are directors or executive officers of our company. Under Wyoming law, a director that has an interest in a contract or proposed contract or agreement shall disclose his interest in such contract or agreement and shall refrain from voting on any matter in respect of such contract or agreement. Nevertheless, we may enter into agreements with such other companies that are not as favorable as that which we might have obtained from unrelated third parties.

We will require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including the amount of property under development and our profitability. To the extent that the funds generated by future operations are insufficient to fund operating and capital requirements, we will need to raise additional funds through financings or curtail our growth and reduce our exploration activities. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of the shares offered hereby. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

Estimates of future cash flows may prove to be inaccurate, resulting in a reduction of our working capital.

Estimates of future net cash flows from interests we may develop in mineral and oil and natural gas reserves, prepared by independent engineers, will be based upon estimates of mineral and oil and natural gas reserves and the percentage of those reserves which can be recovered and produced with current technology. These estimates will include assumptions as to the prices received for the sale of the minerals and oil and natural gas. Any one or all of those estimates may be inaccurate, which could materially affect resulting future net cash flows and working capital.

We depend on our executive officers for critical management decisions and industry contacts but have no employment agreements or key person insurance with these individuals.

We are dependent upon the continued services of our executive officers. We do not have employment agreements with any of these individuals and do not carry key person insurance on their lives. The loss of the services of any of our executive officers, through incapacity or otherwise, could have a material adverse effect on our business and would require us to seek and retain other qualified personnel.

Item 2.     Properties

Oil and Gas Properties

North West Shelf, Western Australia

In 2003 we acquired a 25%interest in two petroleum exploration permits, WA-322-P and WA-329-P, in the North West Shelf area of the Carnarvon Basin, offshore Western Australia. The area represents approximately 356,000 acres, and the project is known as the Exmouth Joint Venture Project. The Company issued 19,091,550 shares of Restricted $.015 Cumulative Convertible Preferred Stock and 15,000,000 shares of Restricted Common Stock to earn a 25% interest and to meet a $969,550 funding requirement associated with the interest. Subsequent costs above $969,550 relating to the Joint Venture were agreed to be shared by the participants in accordance with their interests in the project. In addition, the Company recorded an estimate of $40,000 for the costs to register the restricted stock.

In May 2004 the Exmouth Joint Venture sold WA-322-P to BHP Billiton Petroleum Limited ("BHP"). In return BHP agreed to acquire and process 3D seismic for the adjoining exploration permit WA-329-P, as well as an initial cash payment of $600,000, a deferred cash payment of $1,100,000 contingent upon BHP drilling a well in WA-322-P, and the grant of an overriding royalty interest ranging from 2.75% to 3.75% should there be future production from WA-322-P. By agreement, in July 2004 our 25% share of the initial cash proceeds from the BHP sale, $150,000, were offset against existing Year 2 seismic acquisition obligations pursuant to the Farmin Agreement and in return, we reacquired 10,000,000 shares of its Common Stock previously issued to Octanex NL and Strata Resources NL, the Company's Joint Venture partners, for no further outlay. At October 31, 2005, the 10,000,000 shares had been reconveyed and the investment in joint venture was reduced with a corresponding reduction in common stock and capital in excess of par value.

BHP informed the Exmouth Joint Venture that they had completed 635 km(2) of 3D seismic work on permit WA-322-P and 107 km(2) of 3D seismic work on permit WA-329-P in October, 2005.

On April 18, 2005 the Exmouth Joint Venture entered into a Letter of Offer from BHP Billiton Petroleum and Apache Northwest, Pty, Ltd. to acquire 100% interest in Exploration Permit WA-329-P. A Sales & Purchase Agreement, Royalty Agreement and Transfer of Title was executed July 8, 2005. Pursuant to the sale the buyers became responsible for the terms and conditions of the permit, a $400,000 cash payment, which was paid August 9, 2005, a deferred cash payment of $1,000,000 contingent upon the drilling of a well in WA-329-P, and the grant of an overriding royalty interest ranging from 2.75% to 3.75% should there be any future production.

Campbell County, Wyoming. The Company owns minor overriding royalty interests in three oil and gas properties located in the Powder River Basin of Campbell County, Wyoming. The Company owns a .0160% overriding royalty in the Muddy "B" area (4,626.48 acres) of the Sandbar Unit, a .0261% overriding royalty in the Muddy Sand Unit (8,100.13 acres) and a one percent overriding royalty in 160 acres in the Kitty Field. In the past, we have received nominal royalties from these properties, which are now principally non-producing.

Mining Properties

Madison County, Montana

In 1980 and 1981 we acquired a total of 31-patented lode-mining claims, comprising approximately 470 acres, in Madison County, Montana, including the Watseca Mine. There are no proven reserves on any of these properties. The claims are located in the Rochester Mining district, which is accessible by a county highway one and a half miles from Twin Bridges, Montana, and ten miles by a county-maintained road. In addition to the patented mining claims, the Company has, in the past, held possessory title to unpatented lode-mining claims under the mining laws of the United States and the State of Montana. The Company does not currently hold any unpatented mining claims. Since fiscal year 2000 the Company has actively pursued the sale of all of its patented mining claims in the Rochester Mining District. During fiscal year 2002 and 2003 we sold thirteen of such patented mining claims, together with all dump and tailings material, and we are pursuing the sale of the remaining eighteen patented claims in the District.

Titles

The Company has the right to enter on and to use the surface of all properties in which it holds exploration and mining rights subject to the claims of the surface owners for any damages caused by or resulting from exploration or mining operations. None of our mining claims are within a designated wilderness area.

Carr-Boyd, Western Australia

On December 6, 2006, our wholly owned subsidiary RMMI, together with Eagle Bay Resources N.L. ("EBR') and Audax Resources Ltd ("Audax"), both Australian Stock Exchange listed companies, entered into a Carr Boyd Farmin and Joint Venture Heads of Agreement in respect of an unincorporated joint venture (the "Carr Boyd Joint Venture") for the purpose of exploring and, if warranted, developing and mining certain tenements near Carr Boyd, West Australia, being Exploration Licence 31/491 and Exploration Licence 31/492.

Each of the parties to the Carr Boyd Agreement has the right to take in kind and separately dispose of, in proportion to its interest in the Carr Boyd Joint Venture, all minerals produced by the Carr Boyd Joint Venture. RMMI may contribute AU$1 million (the "Contribution") to the joint venture expenditure prior to September 30, 2010 (the "Earning Period"), but agreed to spend at least AU$100,000 in the first six months following the execution of the Carr Boyd Agreement.

RMMI also agreed to contribute at least AU$48,000 towards the joint venture expenditure for each permit year, being each consecutive 12 months from the date on which the exploration permits in respect of the Tenements were granted.

If RMMI fails to make the Contribution during the Earning Period, both RMMI and EBR will be deemed to have withdrawn from the Carr Boyd Joint Venture, subject to certain exceptions.

Once RMMI has made the Contribution during the Earning Period, RMMI and EBR will be deemed to have earned the following interests in the Carr Boyd Joint Venture:
 (i) 51% by RMMI and (ii) 19% by EBR. Until the Contribution has been made, RMMI and EBR have no interest in the Carr Boyd Joint Venture.

If Audax has not paid its participating interest within 30 days of completion by RMMI and/or EBR of a positive feasibility study sufficient to obtain project financing, Audax will be deemed to have withdrawn from the Carr Boyd Joint Venture.

RMMI will be the manager of the Carr Boyd Joint Venture while it is the sole contributor to the expenditure and will have sole authority for determining and carrying out all programs and budgets. Upon receipt of the Contribution from RMMI, RMMI's management of the Carr Boyd Joint Venture will be subject to oversight by a three-person Operating Committee, composed of one appointee of each of RMMI, EBR and Audax. Each appointee will have voting rights proportionate to the appointing entity's percentage interest in the Carr Boyd Joint Venture. Decisions of the Operating Committee will require the affirmative vote of appointees representing a majority in interest, except that any decision to cease mining operations that are providing a positive return will require a vote of appointees representing 75% in interest.

Until the receipt of the Contribution, RMMI shall pay costs in connection with the Tenements.

Following the receipt of the Contribution or the Earning Period, whichever is the earlier, RMMI, EBR and Audax will contribute to the costs of the Carr Boyd Joint Venture in proportion to their interests therein. Where any of RMMI, EBR and Audax elect not to meet certain payments required of them under the Carr Boyd Agreement, the non-paying entity's interest in the Carr Boyd Joint Venture will be diluted according to a dilution formula. Subject to certain exceptions, each of RMMI, EBR and Audax may withdraw from the Carr Boyd Joint Venture on 12 months' written notice and is required to assign to the others, pro-rata, all its interest for no consideration, if it withdraws from the EBR Joint Venture.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of

(a) Market Information

The principal market on which our Common Stock is traded is the OTC Bulletin Board (OTCBB). The stock was initially listed on the National Association of Securities Dealers Automated Quotation System. These over-the-counter market quotations reflect inter- dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                       *High bid        *Low bid
                                       ---------        --------
         11/01/04 - 01/31/05             $.025            $.020
         02/01/05 - 04/30/05             $.045            $.025
         05/01/05 - 07/31/05             $.060            $.035
         08/01/05 - 10/31/05             $.060            $.035
         11/01/05 - 01/31/06             $.055            $.020
         02/01/06 - 04/30/06             $.045            $.020
         05/01/06 - 07/31/06             $.030            $.020
         08/01/06 - 10/31/06             $.040            $.020

* The above bid and ask prices are estimated by the Company based on the limited trading of the Company's securities.

(b) Holders

The number of record holders of our common stock on October 31, 2006 was approximately 3,720.

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

The designation, relative rights and preferences of such preferred stock are as follows:

Designation. The 44,000,000 million shares of Preferred Stock are designated as $0.015 of Cumulative Convertible Preferred Stock, $0.05 Par Value ("Preferred Stock") Dividends. The $.015 Cumulative Convertible Preferred Stock, bears dividends when declared at the rate of $.015 per share per annum, to accrue from September 21, 1981. Such dividends shall have full priority over any dividends that may be declared upon the common stock of the Company. Dividends shall be cumulative and are payable annually in cash, in shares of the Company's common stock or in kind, at the election of the Board of Directors by resolution duly adopted, if and when declared by such Board of Directors pursuant to Wyoming law, but only from unrestricted and unreserved earned surplus.

Any dividends declared may be payable in shares of the Corporation's common stock (but only from unrestricted and unreserved surplus), or may be paid in gold bullion, but only to the extent that the Company has gold bullion.

The number of shares of common stock of the Company to be issued as dividends with respect to the Preferred Stock shall be determined with reference to the average bid price of the common stock.

Redemption. The Preferred Stock is redeemable at the option of the Company in amounts of at least $100,000 at any time subsequent to September 21, 1983, at a redemption price of $.15 per such share, plus accrued or unpaid dividends, payable either in cash, shares of common stock, or one-quarter ounce increments of gold bullion (based on the gold price). If the Company does not have gold bullion; such redemption price shall be paid in cash or shares of common stock, at the election of the Board of Directors.

The holders of Preferred Stock called for redemption by the Company shall have no rights with respect to their shares except the right to receive the redemption price without interest, and the shares so called shall no longer be deemed outstanding shares of the Company's capital stock.

Liquidation. In the event of any liquidation, dissolution or winding-up of the Company, the holders of the Preferred Stock shall be entitled to receive an amount equal to $.10 per such share plus any accrued dividends, prior to any distributions of assets to be made to holders of common stock.

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

Adjustment upon Conversion. The number of shares of common stock to be issued upon conversion of shares of Preferred Stock shall be increased if the Corporation should issue to an officer, director or other affiliate of the Corporation any additional common stock after September 21, 1981, for consideration per such share of common stock less than the then current market price of such common stock. However, that no increase shall be made upon the issuance of common stock in connection with the payment of dividends on or the redemption of Preferred Stock, or in connection with the acquisition of property or assets other than cash (except cash acquired as part of a going concern) or other than property or assets acquired from a principal shareholder of the Company or an affiliate of such principal shareholder, or in connection with the issuance of up to 1,000,000 shares of common stock if issued pursuant to the Corporation's existing stock option plan, or in connection with the conversion of shares of Preferred Stock.

No increase in the number of shares of common stock to be issued upon conversion of shares of Preferred Stock shall be made unless and until such increase as provided in the foregoing resolutions shall equal at least one- tenth (.1) share of common stock, for each of the then outstanding shares of Preferred Stock if then converted.

Rights and Preferences of Authorized but unissued Preferred. The remaining 6,000,000 shares of authorized but unissued preferred stock shall have such relative rights and preferences as shall be established by the Board of Directors pursuant to Wyoming law.

(d) Dividends

We have paid no dividends with respect to its common stock. There are no contractual restrictions on the Company's present or future ability to pay dividends. Our Preferred Stock, subject to the terms of issue (see (c) above), has the right to dividends (if declared) at a rate of $.015 per share per annum (an annual aggregate of $660,000 as of October 31, 2006) and has full priority over dividends on the common stock. These dividends, if declared, are cumulative and payable annually in cash, in shares of common stock or in kind, at the Company's option. Dividends of $.0l5 on the Preferred Stock were due on July 1, 1982, through 2006. We have not declared payment of these dividends ($10,486,163) and will not do so until such time as profitability permits payment thereof. It is uncertain when, if ever, the Company will attain sufficient profitability, which will enable it to begin to declare and pay the dividends in respect to the Preferred Stock.

Item 6.  Selected Financial Data (1)

                                               Years Ended October 31,

                                       2002     2003     2004     2005     2006
                                      -----    -----    -----    -----    -----
Operating revenues                    $  --       --       --       --       --
Interest expense                         --       --       --       --       --
Net income (loss)                      (123)    (366)     (53)    (399)     (28)
Net income (loss) per share             (*)      (*)      (*)      (*)      (*)
Total assets                            519      512      510      329      306
Long-term debt                           --       --       --       --       --
* Less than $.01 per share

(1) The selected financial data should be read in conjunction with the related financial statements and notes thereto included under Items 8,14(a)(1).

(2) Loss per share is based on the weighted average number of shares of common stock and equivalents (stockholders rights of conversion of Convertible Preferred Stock) outstanding during each year: (85,712,000 in 2002 and 88,212,000 in 2003, 100,712,000 in 2004 and 100,049,025 in 2005 and 99,901,080
in 2006).

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

Results of Operations

The Company began operations on May 19, 1978 and is considered to be a mining company in the exploratory stage and has had no significant revenues. In 1984 the Company ceased gold extraction operations at Rochester, Montana. During 1988, with the receipt of funding from a stock purchase agreement, it resumed mineral and oil and gas exploration both at Rochester and elsewhere in North America and Australia. Despite detailed geologic investigations at Rochester both by the Company and by leading gold mining companies, there was insufficient encouragement from exploration results to warrant further investigations or activity at Rochester. In 2002 and 2003 we sold thirteen patented mining claims in the Rochester Mining district for $82,192 and is pursuing the sale of the additional eighteen claims in the district. Management anticipates receiving approximately $150,000 from the remaining property and recorded an impairment loss in the carrying amount of Assets held for sale of $268,000 during the third quarter of 2003.

In 2003 we acquired a 25% interest in two petroleum exploration permits in the North West Shelf area of the Carnarvon Basin, offshore Western Australia. The interest was acquired from two public companies, Octanex NL and Strata Resources NL, each of which Mr. E.G. Albers, a former member of the Company's board, is a major shareholder and director. We acquired the 25% interest by issuing a total of 15,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $.015 Cumulative Convertible Preferred Stock to meet a $969,550 funding requirement associated with the interest. The initial exploration program has consisted of acquiring and interpreting existing open-file seismic data including 2D and 3D seismic data sets and the shooting of 2,250 km of new 2D seismic surveying.

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

In July 2004 the our 25% share of the initial cash proceeds from the BHP sale, $150,000, were by agreement offset against existing Year 2 seismic acquisition obligations pursuant to the Farmin Agreement and in return we entered into an agreement to reacquire 10,000,000 shares of its Common Stock previously issued to Octanex NL and Strata Resources NL, the Company's Joint Venture partners, for no further outlay. At October 31, 2005, the 10,000,000 shares had been reconveyed and the investment in joint venture has been reduced with a corresponding reduction in common stock and capital in excess of par value. All subsequent seismic commitment costs in WA-329-P were agreed to be shared pro rata between the Exmouth Joint Venture Parties.

On April 18, 2005 the Exmouth Joint venture entered into a second transaction for the sale of WA-329-P to BHP Billiton and Apache Northwest Pty. Ltd. A Sales and Purchase Agreement, Royalty Agreement and Transfer of Title were executed July 8, 2005. The sale consists of the buyers becoming responsible for the terms and conditions of the WA-329-P permit, the payment of $400,000, which was received on August 9, 2005, a deferred cash payment of $1,000,000 contingent upon the drilling of a well, and the grant of an overriding royalty interest.

General and administrative expenses decreased during fiscal year 2006 as compared to fiscal year 2005 primarily due to the Registrant's lower level of activity.

The Company plans to continue its resource exploration activities. To advance these plans, the Company maintains a representative office in Melbourne, Australia and in Prescott, Arizona.

Liquidity and Capital Resources

The following table reflects the Company's working capital positions at October 2006 and 2005:

                                    October 31, 2005            October 31, 2006
                                    ----------------            ----------------
Current assets                      $          71               $           48
Current liabilities                           261                           46
Working capital(deficit)                     (190)                           2
Current ratio                                 .27                         1.04

Since ceasing milling operations at its Rochester, Montana property in 1984, we have evaluated this property and other mineral properties, as well as having pursued waste management activities. The waste management assets have been sold and the Company has placed its remaining Rochester property on the market for sale.

Management believes it is reasonably likely that it will be able to generate cash to support its operations during the next twelve months through the sale of the Rochester property or through the sale of the Company's common or preferred stock.

When the Company requires further funds for its exploration programs, then it is the Company's intention that the additional funds would be raised in a manner deemed most expedient by the Board of directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation in the company's programs. When additional funds for exploration are required, it is the company's plan that they may be raised by any one of, or a combination of, the following manners: stock placements, pro-rata issue to stockholders, and/or a further issue of stock to the public. Should these methods not be viable, or in the best interests of the stockholders, then it would be the Company's intention to meet its obligations by either partial sale of the Company's interests. Should funds be required for appraisal or development purposes the Company would, in addition, look to project loan finance.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.   Controls and Procedures

Management of the Company, under the supervision and with participation of our Chief Executive Officer ("CEO") and Chief Financial Officer (CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Commission ("SEC") Rule 13a-15(e) and 15d-15(e) as of the period covered by this report. Based upon that evaluation, management has concluded that the Company's disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and it is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

(a, b, e) Identification of Directors and Executive Officers and Their Business Experience

NAME:  Mark Anthony Muzzin                          AGE:  44

POSITION, TENURE AND BUSINESS EXPERIENCE:

President, Chief Executive Officer and Director since July 2006. Mr. Muzzin has had over 20 years of commercial experience and holds a B.A. degree from Latrobe University, Melbourne, Australia. His career commenced in the mid eighties for a London stock broking firm and has consulted for two of the major banks in Australia in the share custodian area. He has been involved in many capital raising activities for resource companies in Australia and is a consultant for various oil and gas companies. He is a director of a OTCC Bulletin Board Oil & Gas company and is a director of a number of Australian public and private companies. He is Managing Director of Goldsborough Limited and is a member of the Petroleum Exploration Society of Australia.

NAME:  William Ray Hill                                AGE:  55

POSITION, TENURE AND BUSINESS EXPERIENCE:

Director, Mr. Hill founded Rocky Mountain Minerals, Inc. in 1978 and was President and director from 1978 to1995. Mr. Hill is President and Director of The Zonia Company, an Arizona real estate development company. Mr. Hill is the founder and President of Geowest Corporation, which is involved in the development of a solid waste construction and demolition landfill. In 1988 Mr. Hill founded Citizens Recycle & Collection, a solid waste hauling and Transfer Company, which was acquired by Waste Management, Inc. in 1996.

NAME:  John B. Rubel                                   AGE:  55

POSITION, TENURE AND BUSINESS EXPERIENCE:

Director of the Company since December 2002, Mr. Rubel has extensive operational and management experience in ranching, farming and heavy equipment and trucking operations in Arizona. Mr. Rubel was a principal and chief operational officer with Zonia Landfill, Inc. from 1991 to 1998 and was responsible for its solid waste transfer station and waste collection operations. Mr. Rubel was employed by Waste Management of Northern Arizona from 1998 to 2000 and coordinated special projects and environmental and safety programs for the company. Since 2000 Mr. Rubel has been employed by Hanson Aggregates of Arizona, which operates concrete processing facilities and rock quarries.

NAME:  David Bruce Hill                                AGE:  64

Mr. DB Hill was appointed a director of the Company in October 2003 and is a Chartered Accountant and holds office as director or company secretary in a number of public companies.

NAME:  Ernest Geoffrey Albers (RETIRED)                AGE:  62

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

d) Family Relationships

None

(f) Involvement in Certain Legal Proceedings

None

(g) Promoters and Control Persons

Not applicable.

Item 11.  Executive Compensation

(a)(1) Cash Compensation

Cash compensation for the each of the three fiscal years in the period ended October 31, 2006 was as follows:

      Name of
individual or number             Capacities in              Cash
of persons in group               which served           compensation
--------------------             ---------------        --------------
   All executive                 Officers and/or        2006   $     0
officers as a group                  directors          2005   $     0
   (two persons)                                        2004   $18,000

(a)(2) Bonuses and Deferred Compensation

None

(b)(1) Compensation Pursuant to Plans

The Company has no annuity, pension, retirement or profit sharing plan in effect and none is presently contemplated.

(b)(2) Pension Table

Not applicable.

(b)(3) Alternative Pension Plan Disclosure

Not applicable.

(b)(4) Stock Option and Stock Appreciation Right Plans

Not applicable.

(c) Other Compensation

None

(d) Compensation of Directors

As the Company's capital resources are limited, the board will remunerated certain of its directors by the issue of restricted common stock in lieu of cash payments.

(e) Termination of Employment and Change of Control Arrangement

None.

Item l2.  Security Ownership of Certain Beneficial Owners and Management

(a), (b) Security Ownership of Certain Beneficial Owners and Management

The following table shows the security ownership of those persons known by the Company to be the beneficial owners of more than five percent of the Company's common stock and of the directors, and the officers and directors as a group as of October 31, 2006:

                                                Nature of           Percent
Title of             Name and address           beneficial             of
 class               of beneficial owner        ownership  (1)      class (5)
-------------        ----------------------     -----------------   --------
$.001 par            Mark Muzzin                        --               --
value common         1A Ryeburne Avenue
  stock              Hawthorn East  3123
                     Victoria, Australia

$.001 par            Ernest Geoffrey Albers     30,593,400 (2)(6)     25.86%
value common         "Great Missenden"
stock                Albers Road
                     Tallarook   3659
                     Victoria, Australia

$.001 par            David Bruce Hill           15,050,000 (3)(6)     12.72%
value common         500 Collins Street
  stock              Melbourne, Australia

$.001 par            John Rubel                         --               --
value common         519 Mesa Drive
  stock              Prescott, AZ  86303

$.001 par            Richard Bain                6,260,334             5.29%
value common         5801 Lumberdale #243
  stock              Houston, Texas 77092

 $.001 par           Don Knaute                  6,360,000             5.38%
value common         19505 FM #149
  stock              Houston, Texas 77070


 $.001 par           William Ray Hill           10,797,556 (4)         9.13%
value common         2480 North Tolemac
  stock              Prescott, AZ  86305

                     Officers and directors     41,440,956 (6)        35.03%
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

(c)  Changes in Control

Not Applicable

Item 13.  Certain Relationships and Related Transactions

(a) Transactions with Management and Others

In 2003 we entered into a Farm in Agreement with Octanex N. L. and Strata Resources N.L. whereby the Company acquired a 25% interest in two petroleum exploration permits by agreeing to meet certain seismic acquisition costs and by the issuance of 15,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $.015 Cumulative Convertible Preferred Stock. The issuance of the stock met a $969,550 funding requirement associated with the exploration permits. 10,000,000 shares of Restricted Common Stock were subsequently reassigned to the Company. Mr. Albers is a shareholder and director of both Octanex and Strata. Mr D. Hill is a shareholder and director of Strata.

(b) Certain Business Relationships

None other than disclosed in Item 13(a)

(c) Indebtedness of Management

None

(d) Transactions with Promoters

Not applicable.

Item 14.   Principal Accountants Fees and Services

The following is a summary of the fees billed to us by Causey Demgen & Moore, Inc. for professional services rendered for the years ended October 31, 2006 and 2005:

       Service                            2006          2005
                                        -------       -------

       Audit Fees                       $12,100       $11,365
                                        -------       -------
       Audit Related Services                 0             0
                                        -------       -------
       Tax Fees                         $ 1,230       $ 1,300
                                        -------       -------
       All Other Fees                         0             0
                                        -------       -------
       Total                            $13,330       $12,665
                                        -------       -------

AUDIT FEES: Audit fees for 2006 and 2005, were $12,100 and 11,365 respectively. These fees relate to assurance and related services by the principal accountant for the audit of the Company's annual financial statement and review of financial statements included in the registrant's Form 10Q for the years then ended.

AUDIT RELATED FEES: There were no fees billed for the years ended 2006 and 2005 for the audit or review of our financial statement that are not reported under AUDIT FEES.

TAX FEES: Consists of fees billed for professional services for tax compliance, and tax advise. These services include assistance regarding federal, and state tax compliance and consultation.

ALL OTHER FEES: There were no other fees billed for the years ended October 31, 2006 and 2005.

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


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

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

     3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of the report or are incorporated by reference:

     EXHIBITS

     10.1 Carr Boyd Farmin and Joint Venture Heads of Agreement

     10.2 Joint Venture Heads of Agreement Australian Nickel J.V.

     31.1 Certification of Chief Executive and Chief Financial Officer under
          Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive and Chief Financial Officer under
          Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(b)  Reports on Form 8-K

         On the 7th of December we filed a report on Form 8-K regarding the Joint Venture Heads of Agreement with Eagle Bay Resources N.L and the Carr Boyd Farmin and Joint Venture Heads of Agreement.

(c)  Exhibits

         See (a) above

1.  Financial Statements

         Report of Independent Registered Public Accounting Firm            F-1

                  Balance Sheet - October 31, 2005 and 2006                 F-2

         Statement of Operations - Years Ended
                  October 31, 2004, 2005 and 2006 and                       F-3
                  Cumulative Amounts from Inception
                  (May 19, 1978) to October 31, 2006

         Statements of Stockholders' Equity -                               F-5
                  For the Period from Inception
                  (May 19, 1978) to October 31, 2006.

         Statement of Cash Flows -
                  Years ended October 31, 2004, 2005 and 2006               F-11
                  and Cumulative Amounts from Inception
                  (May 19, 1978) to October 31, 2006.

         Notes to Financial Statements                                      F-14



                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

               FOR THE YEARS ENDED OCTOBER 31, 2004, 2005 AND 2006

                                      WITH

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rocky Mountain Minerals, Inc.

We have audited the accompanying balance sheet of Rocky Mountain Minerals, Inc. as of October 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Minerals, Inc. as of October 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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


                                                /s/ CAUSEY DEMGEN & MOORE INC.
                                                ------------------------------
                                                CAUSEY DEMGEN & MOORE INC.

Denver, Colorado
January 24, 2007




                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                            October 31, 2005 and 2006

                                     ASSETS
(Dollar amounts in thousands)
                                                                                  2005        2006
                                                                                 -------    -------
Current assets:
         Cash                                                                    $    71         48
         Assets held for sale - net (Note 2)                                          --         --
                                                                                 -------    -------

         Total current assets                                                    $    71         48

Assets held for sale-net (Note 2)                                                    150        150
Investment in joint venture  (Note 3)                                                108        108
                                                                                 -------    -------
         Total Assets                                                            $   329    $   306
                                                                                 =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                        $     1    $     1
         Accrued interest-related party (Note 5)                                 $    --          5
         Registration costs                                                           40         40
         Accrued compensation (Note 11)                                              220         --
                                                                                 -------    -------
         Total current liabilities                                                   261         46

Long term liabilities:
         Note payable-related party (Note 5)                                          23         23
                                                                                 -------    -------
         Total long term liabilities                                                  23         23

Commitments and contingencies (Notes 7, 10 and 11)

Stockholders' equity (Notes 2, 6 and 7):
      Preferred stock, $.05 par value, 50,000,000 authorized; 44,000,000 designated as $.015 cumulative convertible; and 44,000,000 (2005 and
         2006) shares issued and outstanding (aggregate liquidating preference
         $14,226 (2005) and $14,886 (2006)                                         2,200      2,200
      Common stock, $.001 par value; 250,000,000 shares
         authorized, 96,712,039 (2005) and 100,712,039 (2006)
         issued and outstanding                                                       97        101
      Capital in excess of par value                                               3,755      3,971
      Deficit accumulated during the development stage                            (6,007)    (6,035)
                                                                                 -------    -------

         Total stockholders' equity                                                   45        237
                                                                                 -------    -------

                                                                                 $   329    $   306
                                                                                 =======    =======

                             See accompanying notes






                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                 For the years ended October 31, 2004, 2005 and
                   2006 and Cumulative Amounts from Inception
                       (May 19, 1978) to October 31, 2006

(Dollar amounts in thousands)
                                                                                                      Cumulative amounts
                                                                      For the year ended October 31,    from inception
                                                                      2004        2005         2006     (May 19, 1978)
                                                                    -------      -------      -------     ----------
                                                                                                          (Unaudited)
Revenues:
         Interest                                                   $    --      $    --      $     1      $      282
         Royalty and lease bonus                                         --           --           --             211
         Gain on sale of machinery and equipment                         --           --           --             100
         Gain on sale of mining claims                                   --           --           --              12
         Gain on sale of undeveloped oil and gas properties              --           --           --              35
         Milling-custom                                                  --           --           --              14
         Gold and silver sales                                           --           --           --             177
         Equity in subsidiary earnings (losses) (Note 4)                 --           --           --             (96)
         Gain on sale of securities (Note 4)                             --           --           --             137
                                                                    -------      -------      -------      ----------
                                                                         --           --            1             872
Costs and expenses:
         Write-down of mill and mineral interests (Note 2)               --           --           --           3,201
         Loss on disposal of equipment and assets held for sale
         (Note 2)                                                        --           --           --              34
         Cost of milling                                                 --           --           --             260
         General and administrative                                      53          399           24           3,143
         Abandonment of non-producing mineral interests                  --           --           --              76
         Depreciation, depletion and amortization                        --           --           --             286
         Interest                                                        --           --            5             809
                                                                    -------      -------      -------      ----------
                                                                         53          399           29           7,809
                                                                    -------      -------      -------      ----------
Loss before extraordinary item                                          (53)        (399)         (28)         (6,937)



                             See accompanying notes.






                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                 For the years ended October 31, 2004, 2005 and
                   2006 and Cumulative Amounts from Inception
                       (May 19, 1978) to October 31, 2006

                         (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                             Cumulative
                                                                                               amounts
                                                           For the year ended October 31,   from inception
                                                           2004          2005       2006    (May 19, 1978)
                                                          -------      -------     ------     -----------
                                                                                              (Unaudited)

Extraordinary gain on extinguishment of debt                   --           --         --             902
                                                          -------      -------     ------     -----------

         Net loss (Note 8)                                $   (53)     $  (399)    $  (28)    $    (6,035)
                                                          =======      =======     ======     ===========

Basic loss per common share (Note 9):
         Loss before extraordinary item                   $    (*)     $    (*)    $   (*)    $     (0.10)
         Extraordinary gain on extinguishment of debt          --           --         --            0.01
                                                          -------      -------     ------     -----------

         Basic net loss per common share                  $    (*)     $    (*)    $   (*)    $     (0.09)
                                                          =======      =======     ======     ===========

*Less than $.01 per share



                             See accompanying notes.








                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2006

Information pertaining to the period from Inception (May 19, 1978) to October
31, 1998 is unaudited

(Dollar amounts in thousands)

                                                                                                                          Deficit
                                                                                                                      accumulated
                                                                                                           Capital in  during the
                                                               Preferred stock           Common stock      excess of  development
                                                              Shares    Amount        Shares     Amount    par value        stage
                                                              ------    ------     ---------    -------    ---------  -----------
                                                                                                                      (Unaudited)
Issuance of common stock:
         For undeveloped mineral interest at $.10 per
         share in 1978                                          --     $   --         45,000     $   --    $      4     $    --
         For undeveloped mineral interest and services
         at $.10 per share in 1978                              --         --         20,000         --           2          --
         To a director for cash and royalty interest in oil
         lease at $.0125 per share in 1978                      --         --      1,000,000          1          12          --
         For cash:
         at $.025 per share, pursuant to private
         placement memorandum in 1978 and 1979                  --         --      3,467,000          3          83          --
         at $.0125 per share in 1978                            --         --        800,000          1           9          --
         To officers and directors for cash and use of
         library at $.003 per share in 1979                     --         --      4,500,000          5           9          --
         For undeveloped mineral and oil and gas
         interests at $.12 per share in 1979                    --         --         80,000         --          10          --
         For cash at $.10 per share, pursuant to public
         offering, less $187,696 issue costs in 1979            --         --     12,000,000         12       1,000          --

Sale of common stock at $.28225 per share
         pursuant to private placement memorandum
         in 1980 (Note 2)                                       --         --      1,400,000          1         394          --



                          (Continued on following page)

                             See accompanying notes.




                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2006

Information pertaining to the period from Inception (May 19, 1978) to October
31, 1998 is unaudited

                         (Continued from preceding page)

(Dollar amounts in thousands)

                                                                                                                          Deficit
                                                                                                                      accumulated
                                                                                                           Capital in  during the
                                                               Preferred stock           Common stock      excess of  development
                                                              Shares    Amount        Shares     Amount    par value        stage
                                                              ------    ------     ---------    -------    ---------  -----------
                                                                                                                      (Unaudited)
Issuance of common stock:
         For cash and services at $.1925 per share
         in 1981                                                 --        --        200,000        --            38       --
         For extended option at $.125 per share in 1981          --        --        100,000        --            12       --

Issuance of preferred stock for cash at $.10 per
         share pursuant to a public offering, less
         $514,000 issue costs in 1982 (Note 6)           30,000,000     1,500             --        --           986       --

Issuance of common stock:
         Partial consideration for mining property at
         $.10 per share in 1982 (Note 2)                         --        --      2,500,000         3           248       --
         For extended purchase option at $.1875 per
         share in 1982 (Note 2)                                  --        --         30,000        --             6       --
         To an officer for debt settlement at $.04 per
         share in 1982                                           --        --        250,000        --            10       --
         For cash at $.01 per share in 1982                      --        --        250,000        --             2       --
         For services at $.10 per share in 1983                  --        --         30,000        --             3       --
         For services at $.03 per share in 1983                  --        --        250,000        --             7       --
Conversion of preferred stock into common stock
         in 1983                                         (1,974,700)      (99)       789,880         1            98       --


                          (Continued on following page)

                             See accompanying notes.




                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2006

Information pertaining to the period from Inception (May 19, 1978) to October
31, 1998 is unaudited

                         (Continued from preceding page)


                                                                                                                          Deficit
                                                                                                                      accumulated
                                                                                                           Capital in  during the
                                                               Preferred stock           Common stock      excess of  development
                                                              Shares    Amount        Shares     Amount    par value        stage
                                                              ------    ------     ---------    -------    ---------  -----------
                                                                                                                      (Unaudited)
(Dollar amounts in thousands)

Issuance of common stock for cash at $.075 per
         share, in a private placement in 1984                    --        --     1,000,000         2           74         --
Conversion of preferred stock into common stock
         in 1984                                              (5,500)       --         2,200        --           --         --
Issuance of common stock:
         To an officer and director for services valued
         at $.01 per share in 1986                                --        --     3,000,000         3           27         --
         For settlement of debt at $.015 per share in 1987        --        --       200,000        --            3         --
         For cash at $.0167 per share, pursuant to
         private placement in 1987                                --        --    10,975,000        11          172         --
         To an officer and director for royalty interest at
         $.01 per share in 1987 (Note 2)                          --        --       500,000         1            4         --
         To an officer and director and shareholder for
         past services at $.01 per share in 1987                  --        --     2,900,000         3           26         --
         For settlement of debt in 1987:
         at $.015 per share                                       --        --     1,933,334         2           27         --
         at $.03 per share                                        --        --       400,000        --           12         --
         at $.02 per share                                        --        --        97,085        --            2         --
Conversion of preferred stock into common
         stock in 1987                                      (250,000)      (12)      100,000        --           12         --


                          (Continued on following page)

                             See accompanying notes.





                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2006

Information pertaining to the period from Inception (May 19, 1978) to October
31, 1998 is unaudited

                         (Continued from preceding page)
(Dollar amounts in thousands)

                                                                                                                          Deficit
                                                                                                                      accumulated
                                                                                                           Capital in  during the
                                                               Preferred stock           Common stock      excess of  development
                                                              Shares    Amount        Shares     Amount    par value        stage
                                                              ------    ------     ---------    -------    ---------  -----------
                                                                                                                      (Unaudited)

Capital contribution of equipment by an officer
         and director in 1987                                    --         --            --         --           1          --

Issuance of common stock:
         To an officer and director for past services
         valued at $.03 per share in 1988                        --         --       500,000          1          14          --
         For cash at $.03 per share, pursuant to stock
         purchase agreement, net of offering costs of
         $60,797 in 1988 (Note 7)                                --         --    33,333,000         33         906          --
         To officers, directors and other individuals
         For royalty interests at $.01 per share in 1988
         (Note 2)                                                --         --     1,925,000          2          17          --
Conversion of preferred stock into common stock
         in 1988                                         (1,253,325)       (63)      501,330          1          62          --

Cancellation of common stock in 1989                             --         --       (10,000)        --          --          --

Conversion of preferred stock into common stock
         in 1989                                            (20,000)        (1)        8,000         --           1          --

Conversion of preferred stock into common stock
         in 1990                                           (256,025)       (13)      102,410         --          13          --



                          (Continued on following page)

                             See accompanying notes.



                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2006

Information pertaining to the period from Inception (May 19, 1978) to October
31, 1998 is unaudited

                         (Continued from preceding page)
(Dollar amounts in the thousands)

                                                                                                                    Deficit
                                                                                                                accumulated
                                                                                                     Capital in  during the
                                                        Preferred stock           Common stock       excess of  development
                                                      Shares        Amount      Shares      Amount   par value        stage
                                                    -----------    -------    -----------   ------   --------   -----------
                                                                                                                (Unaudited)

Conversion of preferred stock into common
         stock in 1991                                 (635,000)       (32)       254,000       --         32            --
Conversion of preferred stock into common stock
         in 1992                                       (697,000)       (35)       278,800       --         35            --
Net loss for the period from inception to October
         31, 1998                                            --         --             --       --         --        (4,911)
                                                    -----------    -------    -----------   ------   --------   -----------
Balance, October 31, 1998(unaudited)                 24,908,450      1,245     85,712,039       86      4,373        (4,911)
Net loss for the year ended October 31, 1999                 --         --             --       --         --           (30)
                                                    -----------    -------    -----------   ------   --------   -----------
Balance, October 31, 1999                            24,908,450      1,245     85,712,039       86      4,373        (4,941)
Net loss for the year ended October 31, 2000                 --         --             --       --         --           (34)
                                                    -----------    -------    -----------   ------   --------   -----------
Balance, October 31, 2000                            24,908,450      1,245     85,712,039       86      4,373        (4,975)
Net loss for the year ended October 31, 2001                 --         --             --       --         --           (91)
                                                    -----------    -------    -----------   ------   --------   -----------
Balance, October 31, 2001                            24,908,450      1,245     85,712,039       86      4,373        (5,066)
Net loss for the year ended October 31, 2002                 --         --             --       --         --          (123)
                                                    -----------    -------    -----------   ------   --------   -----------
Balance, October 31, 2002                            24,908,450      1,245     85,712,039       86      4,373        (5,189)


                        (Continued on the following page)

                             See accompanying notes.




                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2006

Information pertaining to the period from Inception (May 19, 1978) to October
31, 1998 is unaudited

                         (Continued from preceding page)
(Dollar amounts in the thousands)

                                                                                                                    Deficit
                                                                                                                accumulated
                                                                                                    Capital in   during the
                                                     Preferred stock            Common stock        excess of   development
                                                   Shares      Amount        Shares        Amount   par value         stage
                                               ------------   --------   ------------    -------    ---------    ----------
                                                                                                                 (Unaudited)
Issuance of stock for the investment             19,091,550        955     15,000,000         15         (652)          --
         in joint venture (Note 3)
Net loss for the year ended October 31, 2003             --         --             --         --           --         (366)
                                               ------------   --------   ------------    -------    ---------    ---------
Balance, October 31, 2003                        44,000,000      2,200    100,712,039        101        3,721       (5,555)
Net loss for the year ended October 31, 2004             --         --             --         --           --          (53)
                                               ------------   --------   ------------    -------    ---------    ---------
Balance, October 31, 2004                        44,000,000      2,200    100,712,039    $   101    $   3,721       (5,608)

Reconveyance of stock from Exmouth Joint
         Venture  (Note 3)                               --         --    (10,000,000)       (10)        (140)          --
Issuance of common stock to directors
         At $ .03/share  (Note 11)                       --         --      6,000,000          6          174           --
Net loss for the year ended October 31, 2005             --         --             --         --           --         (399)
                                               ------------   --------   ------------    -------    ---------    ---------
Balance, October 31, 2005                        44,000,000   $  2,200     96,712,039    $    97    $   3,755       (6,007)

Issuance of Common Stock to directors
         At $.055/share  (Note 11)                       --         --      4,000,000          4          216           --
Net loss for the year ended October 31, 2006             --         --             --         --           --          (28)
                                               ------------   --------   ------------    -------    ---------    ---------

Balance, October 31, 2006                        44,000,000   $  2,200    100,712,039    $   101    $   3,971       (6,035)
                                               ============   ========   ============    =======    =========    =========


                             See accompanying notes.





                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

For the years ended October 31, 2004, 2005 and 2006 and Cumulative Amounts from
Inception (May 19, 1978) to October 31, 2006


(Dollar amounts in thousands)

                                                                                              Cumulative
                                                                                                 amounts
                                                                                                    from
                                                                                               inception
                                                              2004        2005       2006  (May 19, 1978)
                                                             -------    -------    -------    ----------
                                                                                              (unaudited)

Cash flows from operating activities:
         Net loss                                            $   (53)   $  (399)   $   (28)   $  (6,035)
         Adjustments to reconcile net loss to net
         cash used in operating activities:
         Loss from subsidiary                                     --         --         --           96
         Depreciation, depletion and amortization                 --         --         --          286
         Write-down of mill and mineral interests                 --         --         --        3,201
         Abandonment of non-producing mineral interests           --         --         --           76
         Gain on sale of mineral interests and oil and gas
         Properties                                               --         --         --          (57)
         Gain on disposal of machinery and equipment              --         --         --          (73)
         Amortization of deferred revenue                         --         --         --          (24)
         Advance royalties                                        --         --         --           28
         Issuance of common stock for services                    --        180        220          505
         Change in assets and liabilities:
         Increase in prepaid expenses and deposits                --         --         --           --
         Increase (decrease) in accounts payable                  29        187       (215)           6
                                                             -------    -------    -------    ---------
         Total adjustments                                        29        367          5        4,044
                                                             -------    -------    -------    ---------
         Net cash used in operating activities                   (24)       (32)       (23)      (1,991)




                          (Continued on following page)

                             See accompanying notes.



                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

For the years ended October 31, 2004, 2005 and 2006 and Cumulative Amounts from
Inception (May 19, 1978) to October 31, 2006


                         (Continued from preceding page)
(Dollar amounts in thousands)
                                                                                                   Cumulative
                                                                                                 amounts from
                                                                                                    inception
                                                                     2004       2005      2006  (May 19, 1978)
                                                                   -------    -------   -------  ------------
                                                                                                   (unaudited)
Cash flows from investing activities:

         Proceeds from sale of assets held for sale,
         mineral interests, oil and gas properties and equipment        --         --        --           320
         Decrease in advances and investment in affiliates              --        100        --           275
         Acquisition of:
         Mineral interests and oil and gas properties                   --         --        --        (3,414)
         Mill and equipment                                             --         --        --          (395)
         Other                                                          --         --        --           (58)
                                                                   -------    -------   -------    ----------

         Net cash provided by (used in) investing activities            --        100        --        (3,272)

Cash flows from financing activities:

         Proceeds from the sale of:
         Common stock - net                                             --         --        --         2,802
         Preferred stock - net                                          --         --        --         2,486
         Borrowing from related party                                   22          1        --            23
                                                                   -------    -------   -------    ----------

         Net cash provided by financing activities                      22          1        --         5,311
                                                                   -------    -------   -------    ----------

Increase (decrease) in cash                                             (2)        69       (23)           48

Cash and cash equivalents at beginning of period                         4          2        71            --
                                                                   -------    -------   -------    ----------
Cash and cash equivalents at end of period                         $     2    $    71   $    48    $       48
                                                                   =======    =======   =======    ==========


                          (Continued on following page)

                             See accompanying notes.






                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

For the years ended October 31, 2004, 2005 and 2006 and Cumulative Amounts from
Inception (May 19, 1978) to October 31, 2006

                         (Continued from preceding page)
(Dollar amounts in thousands)
                                                                                                   Cumulative
                                                                                                 amounts from
                                                                                                    inception
                                                                     2004       2005      2006  (May 19, 1978)
                                                                   -------    -------   -------  ------------
                                                                                                   (unaudited)

Supplemental disclosure of non-cash
investing and financing activities (Note 3):


         During 2005, 10,000,000 shares of common stock valued At $150,000 were reconveyed from Exmouth Joint Venture.







                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2004, 2005 and 2006


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

Basis of presentation:

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at October 31, 2006 had minimal cash. As a development stage company, the Company relies on infusions of cash through the sale of assets held for sale, the performance of its investment in joint venture and the issuance of equity capital. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2004, 2005 and 2006


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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2004, 2005 and 2006


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

Unaudited financial statements:

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations and cash flows for the period from inception (May 19, 1978) to October 31, 2006.

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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2004, 2005 and 2006

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

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2003, 2004 and 2005

In July 2005 the Exmouth Joint Venture finalized a second transaction for the sale of WA-329-P to BHP Billiton Petroleum and Apache Northwest Pty. Ltd. (Apache). The sale consists of the buyers becoming responsible for the terms and conditions of the WA-329-P permit, the payment of $400,000, which was received on August 9, 2005,a deferred cash payment of $1,000,000 contingent upon the drilling of a well, and the grant of an overriding royally interest ranging from
2.75 to 3.75 percent on WA-329-P.

The only remaining assets, as of October 31, 2006, of the Exmouth Joint Venture are the residual rights pursuant to the July 2004 sale of WA-322-P to BHP and pursuant to the July 2005 sale of WA-329-P to BHP and Apache.

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

6. Preferred stock

During fiscal 1981, the stockholders voted to amend the Articles of Incorporation to authorize the issuance of preferred stock having a par value of $.05. The Board of Directors designated 44,000,000 shares of the preferred stock as $.015 cumulative convertible preferred stock (hereinafter referred to as "preferred stock"). The holders of the preferred stock are, subject to declaration, entitled to receive $.015 per share annual dividends, and $.10 per share, plus accrued but unpaid dividends, upon liquidation, dissolution or winding up of the Company. The dividends, which may be paid in cash, common stock or gold, are payable annually, if and when declared by the Board of Directors only from earned surplus. Cumulative dividends in arrears as of October 31, 2006 amount to $10,486,163 ($.240 per share). Each share of the preferred stock is convertible by the holder, at his option, into .4 shares of common stock. The preferred stock may be called for redemption at $.15 per share, plus accrued but unpaid dividends, either in cash, in common stock or gold. As no profit has been achieved and as no dividends have been declared, no provision has been made for unpaid dividends.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2004, 2005 and 2006

7. Common stock

In connection with a stock purchase agreement consummated on April 22, 1988, with Quillium Nominees Pty., Ltd. (Quillium) pursuant to which 33,333,000 shares of the Company's restricted common stock were issued, the Company agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, for the 33,333,000 shares issued under the agreement. This has not been performed as of October 31, 2006.

8. Income taxes

At October 31, 2006, the Company had net operating loss carryforwards for tax purposes of approximately $1,255,000. If not used to offset future taxable income, the carryforwards will expire as follows:

         Fiscal Year of expiration         Amount $
         -------------------------        ----------

                  2007                      98,000
                  2008                      33,000
                  2010                     108,000
                  2011                      25,000
                  2017                     125,000
                  2019                      29,000
                  2020                      35,000
                  2021                      89,000
                  2022                     135,000
                  2023                      98,000
                  2024                      53,000
                  2025                     399,000
                  2026                      28,000

At October 31, 2005 and 2006, total deferred tax assets and valuation allowances are as follows:


Deferred taxes resulting                           2005                2006
                                                ----------        ------------
Net operating loss                              $  457,000        $    439,000
Write-down of assets held                          612,000             612,000
                                                ----------        ------------

Total                                            1,069,000          1,051,000
                                                ==========        ============

Less: valuation allowance                       (1,069,000)        (1,051,000)
                                                ----------        ------------

                                                $       --        $         --
                                                ==========        ============

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2004, 2005 and 2006


A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

9. Basic loss per common share

Basic loss per common share is based on the weighted average number of shares of common stock outstanding during each year, 100,712,000 shares in 2004, 100,049,025 in 2005 and 99,901,080 in 2006 and 66,300,941 shares for the period from May 19, 1978 through October 31, 2006.

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

11. Related party transactions

In 1994, the Company entered into an agreement to reimburse its President for office space and overhead. Total amounts paid and payable to the President for office usage during the three years ended October 31, 2006 were $24,000 in 2004, and $0 in 2005 and 2006.

During 2005, the Company issued an aggregate of 6,000,000 shares of its common stock to two officers of the Company for prior services valued at $180,000. In 2006, the Company issued an aggregate of 4,000,000 shares of common stock to two officers of the Company for services during 2006 valued at $220,000.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2004, 2005 and 2006


12.  Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 153, "Exchanges of Nonmonetary Assets," ("SFAS No. 153") an amendment to Accounting Principles Board ("APB") Opinion No. 29 ("Opinion No. 29"), "Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. The adoption of SFAS No. 153 did not have a material impact on the Company's financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 replaces APB Opinion ("APB") No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

     SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate, and also the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Company presently does not believe that the adoption of the provisions of SFAS No. 154 will have a material affect on its financial statements.

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share Based Payment," ("SFAS No. 123 (R)") which eliminates the use of APB Opinion No. 25 and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward (the requisite service period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of director/employee share options; share grants and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (R) must be applied to all shares and options granted or modified after its effective date and also to recognize the cost associated with the portion of any share or option awards made before its effective date for with the associated service has not been rendered as of its effective date.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2004, 2005 and 2006


     On April 14, 2005, the U.S. Securities and Exchange Commission announced that the effective date of SFAS No. 123(R) is deferred for calendar year companies until the beginning of 2006.

     In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Fin No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company's financial statements.

     SFAS 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" (`SFAS No. 155"). This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company's financial statements.

     SFAS 157, "Fair Value Measurements", defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management has not evaluated the impact of this statement.

     In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6 ("EITF No. 05-6"), "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company's consolidated financial statements.

     In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Fin No. 48 is effective for fiscal years beginning after December 15, 2005. Management does not expect adoption of FIN No. 48 to have a material impact on the Company's financial statements.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         October 31, 2004, 2005 and 2006



13.  Subsequent Events

Since the period of this report, on December 6, 2006, RMMI Australia Pty Ltd, our wholly-owned subsidiary ("RMMI"), and Eagle Bay Resources, N.L., an Australian Stock Exchange listed company ("EBR"), entered into a Joint Venture Heads of Agreement in respect of an unincorporated joint venture (the "Australian Nickel Joint Venture"), effective as of November 1, 2006, for purposes of exploring and, if warranted, developing and mining sulphide hosted nickel in Australia.

On December 6, 2006, RMMI, EBR and Audax Resources Ltd, an Australian Stock Exchange listed company ("Audax"), entered into a Carr Boyd Farmin and Joint Venture Heads of Agreement in respect of an unincorporated joint venture (the "Carr Boyd Joint Venture") for the purpose of exploring and, if warranted, developing and mining certain tenements near Carr Boyd, West Australia.

Each of the parties to the Carr Boyd Agreement has the right to take in kind and separately dispose of, in proportion to its interest in the Carr Boyd Joint Venture, all minerals produced by the Carr Boyd Joint Venture. RMMI may contribute AU$1 million (the "Contribution") to the joint venture expenditure prior to September 30, 2010 (the "Earning Period"), but agreed to spend at least AU$100,000 in the first six months following the execution of the Carr Boyd Agreement.

RMMI also agreed to contribute at least AU$48,000 towards the joint venture expenditure for each permit year, being each consecutive 12 months from the date on which the exploration permits in respect of the Tenements were granted.

If RMMI fails to make the Contribution during the Earning Period, both RMMI and EBR will be deemed to have withdrawn from the Carr Boyd Joint Venture, subject to certain exceptions.

Signatures



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Rocky Mountain Minerals, Inc

                                      By: /s/ Mark A. Muzzin
                                          -------------------------
                                          Mark A. Muzzin, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                                Title                           Date

/s/ Mark A Muzzin          President, Treasurer, Chief        25 January, 2007
-----------------
Mark A. Muzzin             Financial Officer and Director

/s/David B. Hill           Director                           25 January, 2007
------------------
David B. Hill

/s/ W. Ray Hill            Director                           25 January, 2007
------------------
W. Ray Hill

/s/ John B. Rubel          Director                           25 January, 2007
------------------
John B. Rubel