Form 10-Q
period 2007-01-31
ROCKY MOUNTAIN MINERALS INC
filed 2007-03-19
CIK 312583

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007.

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

             Class                             Outstanding at March 13, 2007
Common stock, $.001 par value                         100,712,039 shares

                          ROCKY MOUNTAIN MINERALS, INC.

                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----
PART 1.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Balance Sheet, October 31, 2006 (audited)
           and January 31, 2007 (unaudited)..............................  1-2

           Statements of Operations for the
           Three Months ended January 31, 2007
           and 2006 and Cumulative Amounts
           Since Inception   (unaudited).................................    3

           Statements of Cash Flows for the Three Months
           Ended January 31, 2007 and 2006 and
           Cumulative Amounts Since Inception
           (unaudited)...................................................    4

           Notes to Financial Statements (unaudited).....................  5-6

Item 2.    Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations......................................... 6-10

Item 3.    Quantitative and Qualitative
           Disclosures About Market Risk.................................   10

Item 4.    Controls and Procedures.......................................   10


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................   11

Item 2.    Changes in Securities and Use of Proceeds.....................   11

Item 3.    Defaults Upon Senior Securities...............................   11

Item 4.    Submission of Matters to a Vote of
           Securities Holders............................................   11

Item 5.    Other Information.............................................   11

Item 6     Exhibits and Reports on Form 8-K..............................   11

           Signatures....................................................   11

                          PART I. FINANCIAL INFORMATION
ITEM 1.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                  (Amounts in thousand, except per share data)


                                                       October 31,   January 31,
                                                         2006          2007
                                                       (Audited)     (Unaudited)
ASSETS
Current Assets:
         Cash                                          $      48       $   24
                                                       ---------       --------
         Total current assets                          $      48       $   24


Assets held for sale-net (Note 2)                            150          150
Investment in joint venture (Note 4)                         108          108
Deferred offering costs                                       --           10
                                                       ---------       --------


TOTAL ASSETS                                           $     306       $  292
                                                       =========       ========
















                             See accompanying notes.
                                       (1)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Amounts in thousands, except per share data)

                                                       October 31,   January 31,
                                                          2006          2007
                                                        (Audited) (Unaudited)

Current liabilities:
   Accounts payable                                       $    1        $    9
   Accrued Interest-related party (Note 5)                     5             5

   Registration costs                                         40            40
                                                         -------       -------
   Total current liabilities                                  46            54

Long term liabilities:
   Note payable-related party (Note 5)                        23            23
                                                         -------       -------
   Total long term liabilities                                23            23

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                                2,200         2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized,
     100,712,039 (2006) 100,712,039
     (2007) shares issued and
     outstanding                                             101           101

   Capital in excess of par value                          3,971         3,971
   Deficit accumulated during the
     development stage                                    (6,035)       (6,057)
                                                         -------       -------

Total stockholder's equity                                   237           215
                                                         -------       -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $   306       $   292
                                                         =======       =======



                             See accompanying notes.
                                       (2)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                  (Amounts in Thousands, except per share data)

                                      For the Three Months
                                       Ended January 31,
                                                           Cumulative amounts
                                        2006        2007    since inception



Revenues                              $    --      $    --      $   872
                                      -------      -------      -------

Costs and expenses:
  Mill expense                             --           10        3,505
  General and administrative               13           12        3,155
  Depreciation, depletion
  and amortization                         --           --          362
   Interest                                 3           --          809
                                      -------      -------      -------
Total costs and expenses                   16           22        7,831

Loss before
 extraordinary item                        --           --       (6,959)
Extraordinary gain on
 extinguishment of debt                    --           --          902
                                      -------      -------      -------

Net loss (Note 2)                     $   (16)     $   (22)     $(6,057)
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











                             See accompanying notes.
                                       (3)


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                 (Amounts in Thousands, except per share data)


                                                For the Three Months
                                                  Ended January 31,
                                                  2006        2007   Cumulative Amounts
                                                                      since inception

Cash flows from operating activities:
   Net loss                                     $   (16)    $   (22)     $(6,057)
   Adjustments to reconcile net
   loss to net cash used in
      operating activities:
     Write-downs and asset sales                     --          --        3,247
     Depreciation, depletion
       and amortization                              --          --         286
     Common stock issued for
       services                                     220          --         505
     Changes in assets and liabilities:
         Accounts payable and
            accrued expenses                       (207)          8          14
         Due to shareholders                         --          --          --
                                                -------     -------     -------

   Net cash used in operating
         activities                                  (3)        (14)     (2,005)
                                                -------     -------     -------

Cash flows from investing activities:
   Proceeds from sale of assets                      --          --         595

   Acquisition of assets                             --         (10)     (3,877)
                                                -------     -------     -------

Net cash used in
  investing activities                               --         (10)     (3,282)
                                                -------     -------     -------

Cash flows from financing activities:
 Proceeds from Stock and
   borrowings                                        --          --       5,311
                                                -------     -------     -------

Increase (Decrease) in cash                          (3)        (24)         24

Cash at beginning of period                          71          48          --
                                                -------     -------     -------

Cash at end of period                           $    68     $    24     $    24
                                                =======     =======     =======

                             See accompanying notes.
                                       (4)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended January 31, 2007 and January 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2006 as filed with the Securities and Exchange Commission.

     Note 1: Organization

     Rocky Mountain Minerals, Inc (variously the "Company", the "Registrant" and "RMMI") was incorporated in Wyoming on May 19, 1978 and is considered to be a mining company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of resource exploration properties.

     Note 2: Income Taxes

     No provision for income taxes is required for the period ended January 31, 2007 or 2006, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

     Note 3: Loss per Share/Common Stock

     Loss per share is based on the weighted average number of shares of common stock outstanding during the three months ended January 31, 2006 and 2007, 97,494,648 shares in 2006 and 100,712,039 shares in 2007. The weighted average number of shares of common stock outstanding during the period from inception through January 31, 2007 is 66,613,214.

     Note 4: Investment in Joint Ventures

     The Company's investment in the Exmouth Joint Venture reflects its 25% residual interest in two petroleum exploration permits, offshore Western Australia following the transactions referred to with BHP Billiton and Apache (see Oil & Gas Exploration activities), including the deferred consideration and the royalty interest. The capitalized cost reflects the issue of preferred and common stock at the market price at the date of stock issuance. In addition, the Company recorded an estimate of $40,000 for the costs to register the restricted stock. (See Item 2-Oil & Gas Exploration Activities).





                                       (5)

         In November 2006, our wholly owned subsidiary, RMMI Australia Pty Ltd
(RMMI), entered into a joint venture heads of agreement with Eagle Bay Resources N.L. and Audax Resources Limited, in respect to the "Carr-Boyd Joint Venture". To earn our 51% interest in the two exploration licenses, RMMI must contribute AU$1 million (the "Contribution") to the joint venture expenditure prior to September 30, 2010, and to spend at least AU$100,000 in the first six months following the execution of the Carr Boyd Agreement. RMMI also agreed to contribute at least AU$48,000 towards the joint venture expenditure for each exploration license per permit year.

     Note 5: Related Party Transactions

     Mr. E Geoffrey Albers, a former director of the Company and a holder of more than 5% of the common stock, is a director and shareholder of Great Missenden Holdings Pty Ltd. In May 2004, the Company signed a Promissory Note Agreement with Great Missenden Holdings whereby the company borrowed $22,000. The note bears interest of 10% per annum and is payable on or before May 1, 2007. The note is convertible into shares of the Company's Common Stock at any time after 18 months on the basis of 50,000 shares of Common Stock for every $1,000. The Company has the right to repay in full at any time during the first 18 months.

     With regard to the interest in the Exmouth Joint Venture, Mr. E Geoffrey Albers is a director and shareholder in each of Octanex NL and Strata Resources NL. All of these companies, with RMMI, are the holders of the Exmouth Joint Venture.

      Note 6: Subsequent Events

     The Company has previously reported an incorrect conversion rate for the Promissory Note Agreement with Great Missenden Holdings Pty Ltd, a shareholder, whereby the Company borrowed $22,000 from Great Missenden Holdings. A typographical error in the original minutes of directors was discovered and has now been rectified. The incorrect conversion rate has been reported as being 5,000 shares of common for every $1,000. This figure should have read 50,000 shares of common stock for every $1,000.

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



                                       (6)

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

     General and administrative expenses increased for the three months ending January 31, 2007 as compared to the three months ended January 31, 2006 primarily due to the Company's increased level of activity in evaluating various business opportunities.

     The Company plans to seek out further natural resource exploration and production properties in the Rocky Mountain region of the U.S. and also in Australia. The Company has a representative office in Melbourne, Australia and Prescott, Arizona.

Plan of Operation

General

     The Registrant is focused on exploration and development of natural resources. Our core business is directed at the acquisition of interests in oil and gas prospects in the offshore areas of Australia's territorial waters. The Company is also dedicated to exploring, and if warranted, developing and mining nickel prospects in Australia. We rely on the considerable experience in the resources industry of our directors and our consultants to identify and conduct initial analyses of properties in which we may acquire an interest. We devote essentially



                                       (7)
all of our efforts to the identification of high quality natural resource properties and seek to keep our overheads at a minimum level through the retention of carefully selected consultants, contractors and service companies. We use proven technologies to evaluate prospects before acquiring a working interest. Generally, we expect to invest in projects at different levels of participation. We plan to maintain as high a percentage of participation as can be prudently managed. We will focus on areas which can be farmed out and/or developed in conjunction with other industry players. We intend to consistently minimize our financial outlay requirements, wherever possible, through promoted farm-out transactions to provide maximum leverage for shareholders at minimal cost.

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




                                       (8)

     BHP Billiton is contractually committed to the Exmouth Joint Venturers to shoot the 55 km2 of 3D seismic for the benefit of the Exmouth Joint Venture in WA-329-P. In addition, BHP Billiton has also indicated that they will shoot a further 80 km2 in WA-329-P as ingress data which, if shot, will also be made available to the Exmouth Joint Venture. Costs associated with the shooting of 3D seismic data are usually in the order of (AUD) $10-12,000 per km2 depending on size of shoot, weather and other environmental factors. The Exmouth Joint Venture was informed that BHP had completed 635 square kilometers of 3D seismic work on Exploration Permit WA-322-P and 107 square kilometers of 3D seismic work on Exploration Permit WA-329-P in October, 2005.

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

Mineral Activities

     In December 2006, our wholly owned subsidiary, RMMI Australia Pty Ltd, together with Australian Stock Exchange listed company's, Audax Resources Ltd and Eagle Bay Resources N.L. entered into a Joint Venture Heads of Agreement, in respect to the "Carr-Boyd Joint Venture". The purpose of the joint venture is to explore and, if warranted, develop and mine sulhide hosted nickel. Our exploration licenses, EL31/491 and EL31/492, are located near Carr-Boyd in Western Australia.

     An assessment of digitally captured Open File surface geochemical data has been completed. Five anomalies have been defined primarily utilising -0.825mm samples taken on a 400 by 400m regional grid and analysed by Acqu Regia. Given the regional context in which the samples were collected, infill sampling is warranted following a planned field inspection of the five anomalies. The field inspection will occur during the next reporting period.

     Through our wholly owned subsidiary, RMMI Australia Pty Ltd, we have also entered into a Joint Venture Heads of Agreement with Eagle Bay Resources N.L., known as the "Australian Nickel Joint Venture". The joint venture participants will hold a 50:50 interest in any areas the joint venture acquires. The joint venture is currently actively searching for suitable nickel areas in Western Australia.

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

     Management plans to use the funds from the sale of the Rochester property to fund the Company's evaluation of natural resource exploration and production opportunities. Plans for additional funding of these activities include attempting to obtain external funding, either through the sale of the Company's common or preferred stock.

Funding

     When the Company requires further funds for its programs, then it is the Company's intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation


                                       (9)
in the Company's programs. When additional funds for exploration are required, it is the Company's plan that they could be raised by any one or a combination of the following manners: stock placements, pro-rata issue to stockholders, and/or a further issue of stock to the public. Should these methods not be considered to be viable, or in the best interests of stockholders, then it would be the Company's intention to meet its obligations by either partial sale of the Company's interests or farm out, the latter course of action being part of the Company's overall strategy. Should funds be required for appraisal or development purposes the Company would, in addition, look to project loan finance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of January 31, 2007, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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


                                      (10)

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

Item 6.  Exhibits and Reports on Form 8-K.

         List of Exhibits

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

    On the 7th of December 2006, we filed a report on Form 8-k regarding the Joint Venture Heads of Agreement with Eagle Bay Resources N.L. and the Carr-Boyd Joint Venture Heads of Agreement.


                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ROCKY MOUNTAIN MINERALS, INC.
                                           (Registrant)





 Date: March 15, 2007                       By:  /s/ Mark A. Muzzin
                                                 ---------------------------
                                                 Mark A. Muzzin
                                                 Chief Executive Officer and
                                                 Chief Financial Officer




                                      (11)