Form 10-Q
period 2007-04-30
ROCKY MOUNTAIN MINERALS INC
filed 2007-06-14
CIK 312583

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007.

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


                                 (928) 778-1450
                                 --------------
                         (Registrant's telephone number)

                          www.rockymountainminerals.com
                          -----------------------------
                               (Internet Website)

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

             Class                             Outstanding at June 10, 2007
Common stock, $.001 par value                         100,712,039 shares

                          ROCKY MOUNTAIN MINERALS, INC.

                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----
PART 1.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Consolidated Balance Sheet, October 31, 2006 (audited)
           and April 30, 2007 (unaudited)..............................    1-2

           Consolidated Statements of Operations for the
           Six Months and Three Months ended
           April 30, 2007 and 2006 and Cumulative Amounts
           Since Inception   (unaudited).................................    3

           Consolidated Statements of Cash Flows for the Six Months
           Ended April 30, 2007 and 2006 and
           Cumulative Amounts Since Inception
           (unaudited)...................................................    4

           Notes to Consolidated Financial Statements (unaudited)........  5-6

Item 2.    Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations......................................... 6-11

Item 3.    Quantitative and Qualitative
           Disclosures About Market Risk.................................   11

Item 4.    Controls and Procedures.......................................   11


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................   11

Item 2.    Changes in Securities and Use of Proceeds.....................   11

Item 3.    Defaults Upon Senior Securities...............................   11

Item 4.    Submission of Matters to a Vote of
           Securities Holders............................................   11

Item 5.    Other Information.............................................   11

Item 6     Exhibits and Reports on Form 8-K..............................   12

           Signatures....................................................   12

                          PART I. FINANCIAL INFORMATION
ITEM 1.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                  (Amounts in thousand, except per share data)


                                                       October 31,     April 30,
                                                         2006           2007
                                                       (Audited)     (Unaudited)
                                                       ----------     ----------
ASSETS
Current Assets:
         Cash                                          $      48      $       7
         Prepaid items                                         -              3
                                                       ----------     ----------
         Total current assets                          $      48      $      10


Assets held for sale-net (Note 2)                            150            150
Investment in joint venture (Note 4)                         108            108
Deferred offering costs                                       --             20
                                                       ---------      ----------


TOTAL ASSETS                                           $     306      $     288
                                                       =========      ==========




                             See accompanying notes.
                                       (1)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Amounts in thousands, except per share data)

                                                      October 31,     April 30,
                                                        2006            2007
                                                      (Audited)     (Unaudited)
                                                       -------       ---------
Current liabilities:
   Accounts payable                                   $      1       $      35
   Accrued Interest-related party (Note 5)                   5               6

   Registration costs                                       40              40
                                                      --------       ---------
   Total current liabilities                                46              81

Long term liabilities:
   Note payable-related party (Note 5)                      23              23
                                                      --------       ---------
   Total long term liabilities                              23              23

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                              2,200           2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized,
     100,712,039 (2006) 100,712,039
     (2007) shares issued and
     outstanding                                           101             101

   Capital in excess of par value                        3,971           3,971
   Deficit accumulated during the
     development stage                                  (6,035)         (6,089)
   Accumulated other comprehensive income                   --               1
                                                      --------       ---------

Total stockholder's equity                                 237             184
                                                      --------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                  $    306       $     288
                                                      ========       =========



                             See accompanying notes.
                                       (2)



                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                 (Amounts in Thousands, except per share data)

                                                                           Cumulative
                               For the Three Months  For the Six Months     amounts
                                 Ended April 30,       Ended April 30,       since
                               2006          2007      2006       2007     inception
                               ------------------    -----------------     ----------
Revenues                       $    --    $    --    $    --    $    --    $     872
                               -------    -------    -------    -------    ---------

Costs and expenses:
  Mill expense                      --         24         --         34        3,529
  General and administrative         2          7         15         19        3,162
  Depreciation, depletion
   and amortization                  --         --         --         --          362
  Interest                          1          1          4          1          810
                               -------    -------    -------    -------    ---------
Total costs and expenses             3         32         19         54        7,863

Loss before
 extraordinary item                 (3)       (32)       (19)       (54)      (6,991)

Extraordinary gain on
 extinguishment of debt             --         --         --         --          902
                               -------    -------    -------    -------    ---------

Net loss (Note 2)              $    (3)   $   (32)   $   (19)   $   (54)   $  (6,089)
                               =======    =======    =======    =======    =========

Loss per share (Note 3):       $     *    $     *    $     *    $     *    $    (.09)
                               =======    =======    =======    =======    =========

*Less than $0.01 per share.



                             See accompanying notes.
                                       (3)


                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                 (Amounts in Thousands, except per share data)


                                                  For the Six Month   Cumulative Amounts
                                                      Ended April,     since inception
                                                    2006       2007
                                                --------------------  ------------------

Cash flows from operating activities:
   Net loss                                     $   (19)    $   (54)  $         (6,089)
   Adjustments to reconcile net
   loss to net cash used in
      operating activities:
     Write-downs and asset sales                     --          --              3,247
     Depreciation, depletion
       and amortization                              --          --                286
     Common stock issued for
       Services                                     220          --                505
     Gain from Foreign Currency Conversion           --           1                  1
     Changes in assets and liabilities:
         Accounts payable and
            accrued expenses                       (217)         35                 41
         Prepaid Items                               --          (3)                (3)
                                                -------      -------       -----------

   Net cash used in operating
         activities                                 (16)        (21)            (2,012)
                                                 -------     -------       -----------

Cash flows from investing activities:
   Proceeds from sale of assets                      --          --                595

   Acquisition of assets                             --         (20)            (3,887)
                                                -------     -------        -----------

Net cash used in
  investing activities                               --         (20)            (3,292)
                                                -------     -------        -----------

Cash flows from financing activities:
 Proceeds from Stock and
   borrowings                                        --          --              5,311
                                                -------     -------        -----------

Increase (Decrease) in cash                         (16)        (41)                 7

Cash at beginning of period                          71          48                 --
                                                -------     -------        -----------

Cash at end of period                           $    55     $     7        $         7
                                                =======     =======        ===========

                             See accompanying notes.
                                       (4)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended April 30, 2007 and April 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2006 as filed with the Securities and Exchange Commission.

     Note 1: Organization

     Rocky Mountain Minerals, Inc (variously the "Company", the "Registrant" and "RMMI") was incorporated in Wyoming on May 19, 1978 and is considered to be a mining company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of resource exploration properties.

     Note 2: Income Taxes

     No provision for income taxes is required for the period ended April 30, 2007 or 2006, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

     Note 3: Loss per Share/Common Stock

     Loss per share is based on the weighted average number of shares of common stock outstanding during the six months ended April 30, 2006 and 2007, 99,076,680 shares in 2006 and 100,712,039 shares in 2007. The weighted average number of shares of common stock outstanding during the three months ended April 30, 2006 and 2007 was 100,712,039 and 100,712,039. The weighted average number of shares of common stock outstanding during the period from inception through April 30, 2007 is 66,909,957.

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

     On April 30, 2007, we entered into a non-negotiable convertible promissory note with Great Missenden Holdings Pty. Ltd. Great Missenden Holdings Pty Ltd is owned by Ernest Geoffrey Albers, a former director of the Company who retired on July 31, 2006. Pursuant to the Note, Great Missenden Holdings Pty Ltd will advance up to an aggregate total of $300,000, to be advanced as follows: $75,000 upon signing of the Note, and $75,000 on each of May 31, 2007, June 30, 2007 and August 31, 2007. As of the date of this report, $150,000 has been received pursuant to this Agreement. The Company may, in its sole discretion, waive the advancement of any or all of the foregoing installments. The Note bears interest at a rate of 9% per annum, and is payable in full on June 30, 2008. The principal amount then outstanding under the Note is convertible by Great Missenden Holdings Pty Ltd at any time into shares of common stock of the Company at a conversion price of $0.025 per share. In addition, the Note is automatically convertible immediately prior to a merger of the Company with a wholly-owned Delaware subsidiary of the Company, into such number of shares of the Company's common stock which would result in the Lender owning 10% of the outstanding shares of the Delaware subsidiary after the merger.

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

     All statements, other than statements of historical facts, so included in this quarterly report that address activities, events or developments that the Registrant intends, expects, projects, believes or anticipates will or may occur



                                       (6)
in the future, including, without limitation: statements regarding the Registrant's business strategy, plans and objectives and statements expressing beliefs and expectations regarding the ability of the Registrant to secure the leases necessary to facilitate anticipated drilling activities and the ability of the Registrant to attract additional working interest owners to participate in the exploration and development of oil and gas reserves, are forward-looking statements within the meaning of the Act. These forward-looking statements are and will be based on management's then-current views and assumptions regarding future events.

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

Results of Operations

Background

     The Company began operations on May 19, 1978 and is considered to be a mining and oil and gas royalty company in the exploratory stage and has had no


                                       (7)
significant revenues. In 1984 the Company ceased gold extraction operations at its Rochester, Montana mining property. During 1988, with the receipt of funding from a stock purchase agreement, it resumed mineral exploration both at Rochester and elsewhere in North America and Australia. Despite detailed geologic investigations by the Company and by leading gold exploration companies, there was insufficient encouragement from results to warrant further investigations or activities at Rochester. In 2002 and 2003 the Registrant sold thirteen patented mining claims in the Rochester Mining district for $82,192 and is pursuing the sale of the additional eighteen mining claims in the district. The Registrant anticipates receiving approximately $150,000 from the remaining property and recorded an impairment loss in the carrying amount of Assets held for sale of $268,000 during the third quarter of 2003.

     General and administrative expenses increased for the six months ending April 30, 2007 as compared to the six months ended April 30, 2006 primarily due to the Company's increased level of activity in evaluating various business opportunities and exploration costs in connection with the Carr-Boyd Joint Venture.

     The Company plans to seek out further natural resource exploration and production properties in the Rocky Mountain region of the U.S. and also in Australia. The Company has a representative office in Melbourne, Australia and Prescott, Arizona.

Plan of Operation

General

     The Registrant is focused on exploration and development of natural resources. Our core business is directed at the acquisition of interests in oil and gas prospects in the offshore areas of Australia's territorial waters. The Company is also dedicated to exploring, and if warranted, developing and mining nickel prospects in Australia. We rely on the considerable experience in the resources industry of our directors and our consultants to identify and conduct initial analyses of properties in which we may acquire an interest. We devote essentially all of our efforts to the identification of high quality natural resource properties and seek to keep our overheads at a minimum level through the retention of carefully selected consultants, contractors and service companies. We use proven technologies to evaluate prospects before acquiring a working interest. Generally, we expect to invest in projects at different levels of participation. We plan to maintain as high a percentage of participation as can be prudently managed. We will focus on areas which can be farmed out and/or developed in conjunction with other industry players. We intend to consistently minimize our financial outlay requirements, wherever possible, through promoted farm-out transactions to provide maximum leverage for shareholders at minimal cost.

Oil and Gas Exploration Activities

     In April 2003 the Registrant by way of a Farmin Agreement ("Farmin Agreement") subsequently approved by the Western Australian Offshore Petroleum Authority (the "Designated Authority") acquired a 25% interest in the Exmouth Joint Venture which held two petroleum exploration permits, WA-322-P and WA-329-P, granted and authorized by the Australian government in the North West Shelf area of the Carnarvon Basin, offshore Western Australia, from two Australian public companies. The area represented by the permits is approximately 356,000 acres, and the project is known as the Exmouth Joint Venture. In agreeing to earn a 25% interest in the project, the Registrant issued 15,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $0.015 Cumulative Convertible Preferred Stock to meet a $969,550 funding requirement associated with the interest. The initial



                                       (8)
exploration program has consisted of acquiring and interpreting existing open-file seismic data including 2D and 3D seismic data sets, and the planned shooting of new seismic surveying.

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

     BHP Billiton is contractually committed to the Exmouth Joint Venturers to shoot the 55 km2 of 3D seismic for the benefit of the Exmouth Joint Venture in WA-329-P. In addition, BHP Billiton has also indicated that they will shoot a further 80 km2 in WA-329-P as ingress data which, if shot, will also be made available to the Exmouth Joint Venture. Costs associated with the shooting of 3D seismic data are usually in the order of (AUD) $10-12,000 per km2 depending on size of shoot, weather and other environmental factors. The Exmouth Joint Venture was informed that BHP had completed 635 km2 of 3D seismic work on Exploration Permit WA-322-P and 107 km2 of 3D seismic work on Exploration Permit WA-329-P in October, 2005.

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

     We have been informed by BHP Billiton that in Permit WA-329-P, a suspension and extension for the year 4 work program has been sought. BHP Billiton has not been advised as yet of the outcome of their suspension and extension request. Regarding Permit WA-322-P, a large regional seismic survey was undertaken by BHP Billiton and they are currently interpreting the seismic data.



                                       (9)

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

     An assessment of digitally captured Open File surface geochemical data has been completed. Five anomalies have been defined primarily utilising -0.825mm samples taken on a 400 by 400m regional grid.

     A field trip was undertaken on our nickel tenement interests in the Eastern Goldfields of Western Australia on April 26 and 27, 2007. Mark A Muzzin our President, was accompanied by Dr Nigel Brand, Geochemist and Anthony Rechner, Geologist. The overall objectives of the field trip were with specific objectives set for each site: o Assess their field relationship in terms of regolith and recognizable geology. o Assess the effectiveness of historical soil surveys. o Visit drill lines and costeans to assess the geology.

     The field trip has encouraged us to further evaluate our areas, and a thorough geochemical program has been devised and will be undertaken during the next quarter.

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

     The joint venture has been advised that it has been successful in its application for an area that will be known as Falcon Bridge Joint Venture. The area has not been designated with an exploration licence as yet, as Native Title compliance matters are being addressed.

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

Funding

     When the Company requires further funds for its programs, then it is the Company's intention that the additional funds would be raised in a manner deemed most expedient by the Board of Directors at the time, taking into account budgets, share market conditions and the interest of industry in co-participation
                                      (10)
in the Company's programs. When additional funds for exploration are required, it is the Company's plan that they could be raised by any one or a combination of the following manners: stock placements, pro-rata issue to stockholders, and/or a further issue of stock to the public. Should these methods not be considered to be viable, or in the best interests of stockholders, then it would be the Company's intention to meet its obligations by either partial sale of the Company's interests or farm out, the latter course of action being part of the Company's overall strategy. Should funds be required for appraisal or development purposes the Company would, in addition, look to project loan finance.

     See Note 5 for a description of a current financing agreement, specifically, a promissiory note.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of April 30, 2007, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

         None.
                                      (11)

Item 6.  Exhibits and Reports on Form 8-K.

         List of Exhibits

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

    On April 30, 2007, we filed a report on Form 8-K regarding "Entry into Material Definitive Agreement".


                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ROCKY MOUNTAIN MINERALS, INC.
                                           (Registrant)




 Date: June 12, 2007                       By:   /s/ Mark A. Muzzin
                                                 ---------------------------
                                                 Mark A. Muzzin
                                                 Chief Executive Officer and
                                                 Chief Financial Officer



                                      (12)