Form 10-Q
period 2007-07-31
ROCKY MOUNTAIN MINERALS INC
filed 2007-09-14
CIK 312583

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED July 31, 2007.

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

             Class                             Outstanding at September 10, 2007
Common stock, $.001 par value                         102,176,139 shares

                          ROCKY MOUNTAIN MINERALS, INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
PART 1.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Consolidated Balance Sheet, October 31, 2006 (audited)
           and July 31, 2007 (unaudited)..............................     1-2

           Consolidated Statements of Operations for the
           Nine Months and Three Months ended
           July 31, 2007 and 2006 and Cumulative Amounts
           Since Inception   (unaudited).................................    3

           Consolidated Statements of Cash Flows for the Nine Months
           Ended July 31, 2007 and 2006 and
           Cumulative Amounts Since Inception
           (unaudited)...................................................    4

           Notes to Consolidated Financial Statements (unaudited)........  5-6

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

                          PART I. FINANCIAL INFORMATION
ITEM 1.

                          ROCKY MOUNTAIN MINERALS, INC.
                          (An Exploration Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                  (Amounts in thousand, except per share data)


                                                       October 31,     July 31,
                                                         2006           2007
                                                       (Audited)     (Unaudited)
                                                       ---------       --------
ASSETS
Current Assets:
         Cash                                          $      48       $    162
         Prepaid items                                         -             31
                                                       ---------       --------
         Total current assets                          $      48       $    193


Assets held for sale-net (Note 2)                            150            150
Investment in joint venture (Note 4)                         108            108
Deferred offering costs                                       --             38
                                                       ---------       --------


TOTAL ASSETS                                           $     306       $    489
                                                       =========       ========



                             See accompanying notes.
                                       (1)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (An Exploration Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  (Amounts in thousands, except per share data)

                                                  October 31,     July 31,
                                                     2006           2007
                                                  (Audited)     (Unaudited)
                                                   -------        -------

Current liabilities:
   Accounts payable                                 $    1        $     4
   Accrued Interest-related party (Note 5)               5              -

   Registration costs                                   40             40
                                                   -------        -------
   Total current liabilities                            46             44

Long term liabilities:
   Note payable-related party net of
      discount of $15 (Note 5)                          23            285
                                                   -------        -------
   Total long term liabilities                          23            285

Stockholders' equity:
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                          2,200          2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized,
     100,712,039 (2006) 102,176,139
     (2007) shares issued and
     outstanding                                       101            102

   Capital in excess of par value                    3,971          4,027
   Deficit accumulated during the
     development stage                              (6,035)        (6,169)
                                                   -------        -------

Total stockholders' equity                             237            160
                                                   -------        -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $   306        $   489
                                                   =======        =======



                             See accompanying notes.
                                       (2)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (An Exploration Stage Enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                 (Amounts in Thousands, except per share data)


                            For the Three Months   For the Nine Months  Cumulative amounts
                              Ended July 31,         Ended July 31,      since inception
                              2006     2007         2006       2007
                             ---------------      ------------------    -----------------
Revenues                     $  --    $  1        $  --       $  1       $           873
                             ------   ------      ------      ------     ---------------

Costs and expenses:
  Mill expense                  --      48           --         82                 3,577
  General and administrative     4      19           20         38                 3,181
  Depreciation, depletion
  and amortization              --      --           --         --                   362
   Interest                      1      14            4         15                   824
                             -------   ------     -------     -------    ---------------
Total costs and expenses         5      81           24                            7,944

Loss before
 extraordinary item             (5)     (80)         (24)       (135)             (7,071)
Extraordinary gain on
 extinguishment of debt         --      --            --         --                   902
                             -------   ------      -------    -------     ---------------

Net loss (Note 2)            $  (5)    $ (80)      $ (24)     $ (134)              (6,169)
                             =======   ======      =======    =======     ===============

Loss per share (Note 3):     $   *     $   *       $   *      $   *       $          (.09)
                             =======   ======      =======    =======     ===============

*Less than $0.01 per share.


                             See accompanying notes.
                                       (3)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (An Exploration Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                 (Amounts in Thousands, except per share data)


                                                 For the Nine Months  Cumulative Amounts
                                                    Ended July 31,    since inception
                                                   2006        2007
                                                --------------------- --------------
Cash flows from operating activities:
   Net loss                                     $   (24)    $   (134) $      (6,169)
   Adjustments to reconcile net
   loss to net cash used in
      operating activities:
     Write-downs and asset sales                     --          --           3,247
     Depreciation, depletion
       and amortization                              --          --             286
     Cost of Benefical Conversion                    --          13              13
     Common stock issued for
       Services                                     220          --             505

     Changes in assets and liabilities:
         Accounts payable and
            accrued expenses                       (216)          4              10
         Prepaid Items                               --         (31)            (31)
                                                -------      -------  -------------

   Net cash used in operating
         activities                                 (20)       (148)         (2,139)
                                                 -------     -------  -------------
Cash flows from investing activities:
   Proceeds from sale of assets                      --          --             595

   Acquisition of assets                             --         (38)         (3,905)
                                                -------     -------   -------------
Net cash used in
  investing activities                               --         (38)         (3,310)
                                                -------     -------   -------------
Cash flows from financing activities:
 Proceeds from Stock and
   borrowings                                        --         300           5,611
                                                -------     -------   -------------

Increase (Decrease) in cash                         (20)        114             162

Cash at beginning of period                          71          48              --
                                                -------     -------   -------------

Cash at end of period                           $    51     $   162             162
                                                =======     =======   =============

                             See accompanying notes.
                                       (4)

                          ROCKY MOUNTAIN MINERALS, INC.
                          (An Exploration Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months and nine months ended July 31, 2007 and July 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2006 as filed with the Securities and Exchange Commission.

     Note 1: Organization

     Rocky Mountain Minerals, Inc. (variously the "Company", the "Registrant" and "RMMI") was incorporated in Wyoming on May 19, 1978 and is considered to be an exploratory stage company as defined by SFAS No. 7, and since inception, has been engaged in the assessment of resource exploration properties.

     Note 2: Income Taxes

     No provision for income taxes is required for the period ended April 30, 2007 or 2006, because (a) in management's opinion, the current year will result in a net operating loss, (b) there are no previous earnings to which the current year's estimated loss may be carried back, and (c) there are no recorded income tax deferrals to be eliminated.

     Note 3: Loss per Share/Common Stock

     Loss per share is based on the weighted average number of shares of common stock outstanding during the nine months ended July 31, 2006 and 2007, 99,627,790 shares in 2006 and 100,730,398 shares in 2007. The weighted average number of shares of common stock outstanding during the three months ended July 31, 2006 and 2007 was 100,712,039 and 100,839,352. The weighted average number of shares of common stock outstanding during the period from inception through July 31, 2007 is 67,212,458.

     Note 4: Investment in Joint Ventures

     The Company's investment in the Exmouth Joint Venture reflects its 25% residual interest in two petroleum exploration permits, offshore Western Australia following the transactions referred to with BHP Billiton and Apache (see Oil & Gas Exploration activities), including the contingent deferred consideration and the royalty interest. The capitalized cost reflects the issue of preferred and common stock at the market price at the date of stock issuance. In addition, the Company recorded an estimate of $40,000 for the costs to register the restricted stock. (See Item 2-Oil & Gas Exploration Activities).

                                       (5)

         In November 2006, our wholly owned subsidiary, RMMI Australia Pty Ltd
(RMMI), entered into a joint venture heads of agreement with Eagle Bay Resources N.L. and Audax Resources Limited, in respect to the "Carr-Boyd Joint Venture". To earn our 51% interest in the two exploration licenses, RMMI must contribute AU$1 million (the "Contribution") to the joint venture expenditure prior to September 30, 2010, and to spend at least AU$100,000 in the first six months following the execution of the Carr Boyd Agreement(this requirement has been met). RMMI also agreed to contribute at least AU$48,000 towards the joint venture expenditure for each exploration license per permit year.

     Note 5: Related Party Transactions

     Mr. E. Geoffrey Albers, a former director of the Company who retired on July 31, 2006 and a holder of more than 5% of the common stock, is a director and shareholder of Great Missenden Holdings Pty Ltd. In May 2004, the Company signed a Promissory Note Agreement with Great Missenden Holdings whereby the company borrowed $22,000. During the quarter the note was converted into 1,464,100 shares of common stock. The note bore interest of 10% per annum and was payable on or before May 1, 2007. The note was convertible into shares of the Company's common stock at any time after 18 months on the basis of 50,000 shares of common stock for every $1,000. On conversion to equity, the Company recorded an expense of $9,141.

         On April 30, 2007, we entered into a non-negotiable convertible promissory note with Great Missenden Holdings Pty. Ltd. Pursuant to the Note, Great Missenden Holdings Pty Ltd has advanced an aggregate total of $300,000. On conversion, the Company recorded an expense of $9,141.The Note bears interest at a rate of 9% per annum, and is payable in full on June 30, 2008. The principal amount then outstanding under the Note is convertible by Great Missenden Holdings Pty Ltd at any time into shares of common stock of the Company at a conversion price of $0.025 per share. In addition, the Note is automatically convertible immediately prior to a merger of the Company with a wholly-owned Delaware subsidiary of the Company, into such number of shares of the Company's common stock which would result in the Lender owning 10% of the outstanding shares of the Delaware subsidiary after the merger. The Company recorded a discount on the note of $18,750 relating to the beneficial conversion feature. This discount will be amortized to interest expense over the term of the debt.

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




                                       (6)

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

Investment in Joint Venture

     The Company's investment in the Exmouth Joint Venture reflects its 25% residual interest in two petroleum exploration permits, offshore Western Australia following the transactions previously referred to with BHP Billiton and Apache, including the contingent deferred consideration and the royalty interest. The capitalized cost reflects the issue of preferred and common stock at the market price at the date of stock issuance. In addition, the Company recorded an estimate of $40,000 for the costs to register the restricted stock.

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

     General and administrative expenses increased by $18,000 for the nine months ending July 31, 2007 as compared to the nine months ended July 31, 2006 primarily due to the Company's increased level of activity.

     The Company plans to seek out further natural resource exploration and production properties in the Rocky Mountain region of the U.S. and also in Australia. The Company has a representative office in Melbourne, Australia and Prescott, Arizona.

Plan of Operation

General

     The Registrant is focused on exploration and development of natural resources. We hold residual interests in oil and gas prospects in the offshore areas of Australia's territorial waters. The Company is also dedicated to exploring, and if warranted, developing and mining nickel prospects in Australia. We rely on the experience in the resources industry of our directors and our consultants to identify and conduct initial analyses of properties in which we may acquire an interest. We devote essentially all of our efforts to the identification of high quality natural resource properties and seek to keep our overheads at a minimum level through the retention of carefully selected consultants, contractors and service companies. We use proven technologies to evaluate prospects before acquiring a working interest. Generally, we expect to invest in projects at different levels of participation. We plan to maintain as high a percentage of participation as can be prudently managed. We will focus on areas which can be farmed out and/or developed in conjunction with other industry players. We intend to consistently minimize our financial outlay requirements, wherever possible, through promoted farm-out transactions to provide maximum leverage for shareholders at minimal cost.

Oil and Gas Exploration Activities

     In April 2003 the Registrant by way of a Farmin Agreement ("Farmin Agreement") subsequently approved by the Western Australian Offshore Petroleum Authority (the "Designated Authority") acquired from two Australian public companies a 25% interest in the Exmouth Joint Venture which held two petroleum exploration permits, WA-322-P and WA-329-P, in the North West Shelf area of the Carnarvon Basin, offshore Western Australia. The area represented by the permits is approximately 356,000 acres, and the project is known as the Exmouth Joint Venture. In agreeing to earn a 25% interest in the project, the Registrant issued 15,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $0.015 Cumulative Convertible Preferred Stock to meet a $969,550 funding requirement associated with the interest. The initial exploration program has consisted of acquiring and interpreting existing open-file seismic data including 2D and 3D seismic data sets, and the planned shooting of new seismic surveying.




                                       (8)

     In early 2004 the Exmouth Joint Venturers entered into and subsequently settled an agreement with a subsidiary of BHP Billiton Petroleum Limited ("BHP") for the sale of Exploration Permit WA-322-P to BHP . In return BHP agreed to the acquisition and processing of 3D seismic in the Joint Venture's adjacent exploration permit, WA-329-P, as well as a $600,000 initial cash payment, a deferred cash payment of $1,100,000 contingent upon BHP either entering Year 5 of the Permit or drilling a well in WA-322-P and the granting of an overriding royalty interest ranging from 2.75 to 3.75 percent with respect to revenue from any future production from WA-322-P, less applicable petroleum resource rent tax, depending on the level of aggregate production.

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

     On July 8, 2005 the Exmouth Joint Venture entered into a Sales and Purchase Agreement with BHP Billiton Petroleum and Apache Northwest, Pty, Ltd with respect to a 100% interest in Exploration Permit WA-329-P.The sale consists of the buyers becoming responsible for the terms and conditions of the Permit, a $400,000 cash payment, which was paid August 9, 2005, a deferred cash payment of $1,000,000 contingent upon either entering Year 5 of the Permit or the drilling of a well in WA-329-P, and the grant of an overriding royalty interest ranging from 2.75 to 3.75 percent should there be any future production.

         BHP completed 635 km2 of 3D Seismic work on Exploration Permit WA-322-P and 107 km2 of 3D seismic work on Exploration Permit WA-329-P in October, 2005. We have been informed by BHP Billiton that a suspension and extension for the year 4 work program in each of WA-322-P and WA-329-P has been sought. BHP Billiton has not been advised as yet of the outcome of their suspension and extension request.



                                       (9)

Mineral Activities

     In December 2006, our wholly owned subsidiary, RMMI Australia Pty Ltd, together with Australian Stock Exchange listed companies, Audax Resources Ltd and Eagle Bay Resources N.L., entered into a Joint Venture Heads of Agreement, in respect to the "Carr-Boyd Joint Venture". The purpose of the joint venture is to explore and, if warranted, develop and mine sulhide hosted nickel within our exploration licenses, EL31/491 and EL31/492, which are located near Carr-Boyd in Western Australia.

     An assessment of digitally captured open file surface geochemical data has been completed. Five anomalies have been defined, primarily utilising -0.825mm samples taken on a 400m by 400m regional grid.

     A field trip was undertaken on our nickel tenement interests in the Eastern Goldfields of Western Australia on April 26 and 27, 2007. Mark A Muzzin our President, was accompanied by Dr. Nigel Brand, Geochemist and Anthony Rechner, Geologist, representing Eagle Bay Resources N.L. The specific objectives of the field trip were to:

     o Assess their field relationship in terms of regolith and recognizable geology.
     o    Assess the effectiveness of historical soil surveys.
     o    Visit drill lines and costeans to assess the geology.

     The field trip has encouraged us to further evaluate our areas.

     During the quarter, the Carr Boyd sampling survey commenced. After partially completing the survey, a severe rain storm delayed the completion of the sampling. The samples collected have been freighted to Acme Analytical Laboratories in Canada for processing. We expect the first results by mid September. The sampling program recommenced in late August and should be completed by mid September. The results of the outstanding part of the survey will most likely be available late October.

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

Liquidity and Capital Resources

     Since ceasing milling operations in 1984 at its Rochester, Montana property, the Registrant has evaluated this and other mineral properties, as well as having pursued waste management activities. The waste management assets have been sold and the Registrant has the balance of the Rochester property on the market for sale and anticipates receiving approximately $150,000 for the remaining property.

     Management plans to use the funds from the sale of the Rochester property to fund the Company's evaluation of natural resource exploration and production opportunities. Plans for additional funding of these activities include attempting to obtain external funding, either through the sale of the Company's common or preferred stock.

                                      (10)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of July 31, 2007, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

          None.

                                   SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ROCKY MOUNTAIN MINERALS, INC.
                                           (Registrant)




 Date: September 12, 2007                       By:  /s/ Mark A. Muzzin
                                                 ---------------------------
                                                 Mark A. Muzzin
                                                 Chief Executive Officer and
                                                 Chief Financial Officer



                                      (12)