Form 10-K
period 2007-10-31
ROCKY MOUNTAIN MINERALS INC
filed 2008-02-13
CIK 312583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549


                                    Form 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended October 31, 2007

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2480 North Tolemac Way, Prescott, Arizona                       86305
-----------------------------------------                       -----
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number (928) 778 1450

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

          $0.015 Cumulative Convertible Preferred Stock, $.05 par value
          -------------------------------------------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X].

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

                          Large accelerated filer [ ]
                             Accelerated Filer [ ]
                           Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting shares of the registrant (based on the closing price reported by the OTC Bulletin Board on or before April 30, 2007), held by non-affiliates was $1,424,949. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934, as amended. This determination of affiliate status is not necessarily conclusive.

As of January 18, 2008, the number of shares of common stock outstanding was 102,176,139.

Documents incorporated by reference: None.

Part I.


            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report constitute "forward-looking statements" as that term is defined under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are typically identified by words or phrases such as "trend," "potential," "opportunity," "pipeline," "believe," "comfortable," "expect," "anticipate," "current," "intention," "estimate," "position," "assume," "outlook," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" or similar expressions. We caution that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and we assume no duty to and do not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance. In addition to factors identified elsewhere in this Annual Report, including those matters discussed under the caption "Risk Factors," the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

     o an inability to complete the Merger, as set forth in "Business - General - Merger" or obtain its intended benefits;
     o an inability to complete exploration activities, prove reserves of mineral resources in commercial quantities, extract such mineral resources in a cost-effective and timely manner, and sell such mineral resources on commercially attractive terms;
     o    a lack of managerial control over our projects;
     o    an inability to attract and retain management and qualified employees;
     o    a lack of liquidity and capital resources;
     o    an inability to obtain additional financings on favorable terms;
     o an inability to meet our financial commitments under existing exploration agreements;
     o fluctuations or declines in commodity prices and, in particular, in prices of nickel;
     o    land title disputes;
     o an introduction, withdrawal and timing of new business initiatives and strategies;
     o changes in political, economic and industry conditions, the interest rate environment, and the financial and capital markets, in either Australia or the United States;
     o    the impact of increased competition;
     o    the impact of future acquisitions or divestitures;
     o    unfavorable resolution of legal proceedings;
     o the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
     o the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies;
     o    terrorist activities and international hostilities; and
     o    changes to tax legislation and our tax position.

Item 1.           Business

General
-------

     We were incorporated as a corporation under the laws of the State of Wyoming on February 21, 1974 and commenced operations on May 19, 1978. We have been engaged primarily in the acquisition, licensing, development, exploration and operation of properties that we believe may contain mineral resources. We have no proven reserves. Our business focuses on continued search of further mineral resource exploration and production properties in the U.S. and in Australia.

     During the last five years, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we engaged in any material reclassification, merger or consolidation other than the Merger, as set forth in "--Merger" below, nor did we acquire or dispose of any material amount of assets otherwise than in the ordinary course of business, except as set forth in this
Item 1 "Business."

Merger into Delaware

     On October 10, 2007, we entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Rocky Mountain Minerals (DE), Inc., a Delaware corporation ("New Rocky"), our wholly-owned subsidiary. Under the Merger Agreement, (a) holders of our common stock, par value $0.001 per share (other than holders who exercise and perfect their dissenters' rights and the registrant itself as a holder of treasury shares) will receive, in consideration for each share of such common stock they own, 0.195 shares of common stock, $0.0001 par value, of New Rocky ("New Rocky's Common Stock") and cash in lieu of any fractional shares, and (b) holders of our preferred stock, par value $0.05 per share (other than holders who exercise and perfect their dissenters' rights and the registrant itself as a holder of treasury shares) will receive, in consideration for each share of such stock they own, 0.36535 shares of New Rocky's Common Stock and cash in lieu of any fractional shares (the "Merger").

     In the Merger, we will be merged with and into New Rocky, New Rocky will survive the Merger, and we will cease to exist as a separate corporate entity. The Merger will not result in any other change in our business, management, fiscal year, assets, liabilities, or location of our principal facilities.

     The main purposes of the Merger are to (a) change our capital structure and
(b) change the state of our incorporation from Wyoming to Delaware. The key intended benefits of the Merger are (a) the fact that the Merger is expected to enhance our ability to undertake financings, without which we will be unable to continue our current business, and (b) the fact that investors are generally more familiar with Delaware law than Wyoming law, and Delaware law affords a greater degree of certainty to investors and corporations.

     The consummation of the Merger is subject to (a) our approval as New Rocky's sole shareholder, (b) the approval of our shareholders in accordance with applicable provisions of the Wyoming Business Corporation Act, and (c) any and all consents, permits, authorizations, approvals, and orders deemed, in our sole discretion, to be material to consummation of the Merger, including, without limitation, an authorization of New Rocky's Common Stock for quotation on the Over The Counter Bulletin Board (the "OTCBB"), having been obtained.

     A date for closing the Merger has not yet been determined.

     The Merger Agreement may be terminated by our and New Rocky's mutual consent, with no liability on either party's part, except that we will be required to pay all expenses incurred in connection with the Merger, in respect of this Merger Agreement and/or relating thereto.

     The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 hereto.

     In connection with the proposed Merger, a proxy statement/prospectus and other documents are expected to be filed with the SEC. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS WHEN IT BECOMES AVAILABLE, BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION ABOUT US, NEW ROCKY AND THE PROPOSED MERGER. A definitive proxy statement is expected to be sent to our security holders, seeking their approval of the transaction. Investors and security holders may obtain a free copy of the proxy statement (when available) and other documents filed in connection with the Merger with the SEC at the SEC's website at http://www.sec.gov. The definitive proxy statement and other relevant documents are expected to also be available free of charge by directing a request to Rocky Mountain Minerals (DE), Inc., 2480 North Tolemac Way, Prescott, Arizona 86305, Attention: Chief Executive Officer.

     Shareholders and investors may obtain information regarding our interests and the interests of our directors and executive officers in the Merger, which may be different than those of our shareholders generally, by reading the proxy statement and other relevant documents regarding the Merger, which are expected to be filed with the SEC, when they become available.

Financial Information About Segments
------------------------------------

     We operate, and our financial information is reported, in one segment, oil and gas exploration and mining. Our operations consist primarily of joint venture activities in Australia. Consequently, our financial information is reported in one geographical segment.

Narrative Description of Business
---------------------------------

Business Strategy

     Our business strategy relies on identification of locations that we believe may contain mineral resources, and undertaking exploration and, if applicable in the future, production activities in such locations, primarily through joint ventures with third parties, with the costs of such activities being shared amongst the joint venture participants.

     If and when we or our commercial partners prove reserves of mineral resources at any such locations, we expect to monetize our investment in their exploration through producing mineral resources at such location, jointly with our joint venture partners, or divesting of some or all of our interest in such location to a third party or third parties possessing resources that would be adequate for exploiting such reserves of mineral resources. It is likely that the terms of any such divestment would include, or be limited to, a royalty in connection with the production or sales of such mineral resources.

Products

     Through several joint venture arrangements described in "--Status of Active Joint Venture Projects" below, we are currently exploring for sulphide hosted nickel and have previously explored for other mineral resources, including oil and gas. We have not proven any reserves of any mineral resources. We may explore for additional mineral resources in the future.

     We have not generated any material revenue from our exploration activities in the last three fiscal years, other than a cash payment of $100,000 received from Apache Northwest Pty Ltd ("Apache") and a subsidiary of BHP Billiton Petroleum Limited ("BHP") in connection with a sale of our interest in an oil and gas exploration permit in 2005.

Status of Active Joint Venture Projects

Carr-Boyd Joint Venture

     In December 2006, our subsidiary RMMI Australia Pty Ltd ("RMMI Australia") entered into a joint venture heads of agreement with Audax Resources Ltd ("Audax") and Eagle Bay NL ("Eagle Bay"), each an Australian Stock-Exchange listed company, (the "Carr-Boyd Agreement"), in respect of an unincorporated joint venture, referred to in this document as the "Carr-Boyd Joint Venture," for purposes of exploring and, if warranted, developing and mining sulphide hosted nickel in areas covered by two existing exploration licenses in the State of Western Australia, Australia.

     Under the Carr-Boyd Agreement, RMMI Australia may contribute AU$1,000,000 (the "Contribution"), to the joint venture expenditure prior to September 30, 2010 (the "Earning Period"), but agreed to spend at least AU$100,000 in the first six months following the execution of the Carr-Boyd Agreement, which has been done.

     RMMI Australia also agreed to contribute at least AU$48,000 towards the joint venture expenditure for each permit year, being each consecutive 12 months from the date on which the exploration permits in respect of the tenements were granted. This contribution has been made for next permit year.

     If RMMI Australia fails to make the Contribution during the Earning Period, both RMMI Australia and Eagle Bay will be deemed to have withdrawn from the Carr-Boyd Joint Venture, subject to certain exceptions.

     Once RMMI Australia has made the Contribution during the Earning Period, RMMI Australia and Eagle Bay will be deemed to have earned the following interests in the Carr-Boyd Joint Venture: (a) 51% by RMMI Australia, and (b) 19% by Eagle Bay. Until the Contribution has been made, RMMI Australia and Eagle Bay have no interest in the Carr-Boyd Joint Venture.

     RMMI Australia is the manager of the Carr-Boyd Joint Venture while it is the sole contributor to the expenditure and will have sole authority for determining and carrying out all programs and budgets.

     Until the receipt of the Contribution, RMMI Australia is required to pay costs in connection with the Carr-Boyd property.

     The Carr-Boyd Joint Venture has undertaken a sampling survey on the Carr-Boyd property and has identified three areas of interest on the property. It does not expect to focus on areas outside of those areas of interest. It has been recommended that a ground electromagnetic survey be conducted over the area. The survey is not expected to be conducted this year.

Australian Nickel Joint Venture

     On December 6, 2006, RMMI Australia and Eagle Bay entered into a joint venture heads of agreement (the "Eagle Bay Agreement") in respect of an unincorporated joint venture (the "Australian Nickel Joint Venture"), for purposes of exploring and, if warranted, developing and mining sulphide hosted nickel in the State of Western Australia, Australia.

     The participants in the Australian Nickel Joint Venture will each hold an effective 50% interest in the joint venture. The joint venture is actively searching for suitable nickel areas in the State of Western Australia, Australia. The joint venture has been advised that it has been tentatively successful in its application for an exploration licence in respect of the area known as "Falcon Bridge", to be formally granted once to the participants have complied with the relevant provisions of the Australian "Native (Aboriginal) Title" legislation.

     Under the Eagle Bay Agreement, RMMI Australia's failure to meet its cash call obligations in connection with the project's expenditures will result in RMMI Australia incurring interest on the unpaid amounts and may result in its interest in the Eagle Bay Agreement being diluted.

     The Australian Nickel Joint Venture has not formally discussed an exploration program at this stage.

Legacy Projects

Rochester, Montana

     In 1984, we ceased gold extraction operations at our Rochester, Montana mining property. During 1988, with the receipt of funding from a stock purchase agreement, we resumed mineral exploration both at Rochester and elsewhere in North America and Australia. Despite detailed geologic investigations by us and by leading gold exploration companies, there was insufficient encouragement from results to warrant further investigations or activities at Rochester. In 2002 and 2003 we sold thirteen patented mining claims, together with the dumps and tailings, in the Rochester Mining District for $82,192. We are currently pursuing the sale of the additional eighteen mining claims in the District. There are no proven reserves on any of the foregoing properties.

Campbell County, Wyoming

     We own minor overriding royalty interests in three oil and gas properties located in the Powder River Basin of Campbell County, Wyoming. We own a 0.0160% overriding royalty in the Muddy "B" area (4,626.48 acres) of the Sandbar Unit, a 0.0261% overriding royalty in the Muddy Sand Unit (8,100.13 acres) and a one percent overriding royalty in 160 acres in the Kitty Field. In the past, we have received nominal royalties from these properties, which are now principally non-producing. Consequently, the Campbell County oil and gas operations are not currently material to our business operations or financial position.

Exploration Permits

     Our joint venture activities are conducted in reliance on exploration permits issued by the State of Western Australia, Australia. The validity and currency of such exploration permits is critical to our and our joint venture partners' ability to undertake exploration activities.

     As set forth in "--Australian Nickel Joint Venture," the Falcon Bridge exploration license has not been granted. If and when granted, it will have a five-year term and we expect its terms to require us to spend no more than $50,000 per annum in connection on our exploration program.

     The exploration licences in connection with the Carr-Boyd Joint Venture expire in July 2011. Under the terms of the licences, we are required to spend no less than $48,000 per annum in connection with our Carr-Boyd exploration program.

Competition

     We face a variety of competitive challenges from multiple commodities exploration companies, traders and producers and foreign competitors, including divisions and subsidiaries of larger companies, many of which are significantly larger and more diversified and have substantially greater exploration, mining, financial, technical, personnel and marketing resources than we do.

     Many of our competitors are better able to withstand competition, particularly, given our low level of capitalization. Competitors may also have products that are superior to our products or may adapt more quickly to new technologies.

     Many of our competitors are able to pay more for productive mineral resource properties and prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our resources permit. Such competition, together with rising prices of nickel and other mineral resources that we may seek to explore for, may escalate the cost of exploration beyond the range of prices that we can afford.

     Any of the foregoing may cause us to be unable to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing commodities, attracting and retaining quality personnel and raising additional capital.

Environmental Regulation

     The success or failure of exploration for mineral resources depends on a number of factors, each of which could curtail, delay or cancel our and our commercial partners' exploration activities. Additionally, each of such factors may expose us to substantial liability claims and other costs, including those related to personal injury, equipment repair and environmental remediation. Such factors include the following:

     o    pressure or irregularities in geological formations;
     o unexpected drilling conditions (particularly, given that exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of mineral resources);
     o    equipment failures and accidents;
     o    fires, explosions, blowouts, surface cratering and other accidents;
     o mechanical difficulties, including stuck drilling and service tools and casing collapses;
     o    shortages or delays in the delivery of equipment;
     o    marine risks, including capsizing, collisions and hurricanes;
     o    adverse weather conditions and mineral disasters;
     o    labor issues; and
     o environmental hazards, including uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination.

     The exploration industry is subject to numerous health, safety, environmental, taxation and other laws and regulations and community expectations. Evolving regulatory standards and expectations may result in increased capital and operating costs to us, and their timing and amount cannot be predicted.

     Among other things, such laws, regulations and expectations may, both in their current form and, as they may be amended or introduced in the future:

     o    require the acquisition of a permit before drilling commences;
     o    restrict the location and density of wells;
     o impose, and increase the amount of, bonds in connection with drilling and permits;
     o restrict the types, quantities, and concentration of substances that can be released into the environment, including in connection with drilling and production activities;
     o mandate certain waste handling, storage, transport, disposal and cleanup requirements;
     o limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas;
     o impose substantial liabilities for pollution resulting from our operations;
     o    regulate unitization and pooling of properties; and
     o mandate certain accounting and taxation treatment of royalties and costs.

     Changes in health, safety, environmental, taxation and other laws and regulations occur frequently, and such regulations, both in their current form and as they may be amended or introduced in the future, may be stringent or costly and could require us to make significant expenditures to maintain compliance.

     Additionally, under such environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release of such materials or if our operations were standard in the industry at the time they were performed.

     Incurrence of any of such costs in material amounts or at unexpected times may adversely affect our financial position and results of operations.

Dependence on Major Partners

     The Australian Nickel Joint Venture and the Carr-Boyd Joint Venture comprise most of our current operating business. We depend on the performance of our exploration partners Eagle Bay, and Audax and Eagle Bay, respectively, in these joint ventures.

Employees

     We currently have one part-time employee, operating in an executive and administrative function, and no full-time employees.

Financial Information About Geographic Areas
--------------------------------------------

     Given that we do not segment our financial statements geographically, it is impracticable to allocate the sources of our revenues and assets to specific geographic locations.

     We currently have no material revenue. Most of our expenses in connection with our exploration activities have, and are expected to be, incurred in Australian Dollars. Consequently, an appreciation by the Australian Dollar against the U.S. Dollar would increase the U.S. Dollar equivalent of our financial loss, which would be likely to affect the U.S. Dollar price of our equity securities detrimentally.

     The current exploration projects in which we are involved, and our management, are based in Australia, while we are incorporated in the United States and are a reporting company under the United States securities laws. As a result, our business is subject to laws, regulations and governmental policies affecting our business and investment in both Australia and the United States. Each of Australia and the United States may, from time to time, promulgate laws, regulations and governmental policies that are detrimental to us. Additionally, as a United States company operating in Australia, we are subject to a complex taxation regime. Any of the foregoing, as well as changes in laws, regulations and governmental policies, could adversely affect us.

     Additionally, the Australian law recognizes certain rights of indigenous Australians over land. These rights have and will continue to have impact on our and our commercial partners' ability to carry out exploration or obtain production tenements in Australia. The extent and cost of compliance with any indigenous rights, the extent of which is difficult to define, represent an uncertainty in respect of our projects and may affect the projects' profitability and, in extreme cases, viability.

Glossary of Terms
-----------------

     In this document, the following terms shall have the meanings set forth below unless otherwise indicated.

     "Farmin Agreement" refers to an agreement whereby a third party agrees to provide a certain level of funding for the exploration or development of an oil and gas or other mineral resource property and in return receives or earns a working interest in the property from the owners of the property.

     "Overriding Royalty" refers to an interest in the gross production from a property allocable to the working interest, which is paid out of such production. The holder of an overriding royalty does not bear expenses of operation, development or maintenance and is a burden on the working interest in addition to the landowner's royalty.

     "Patented Mining Claim" refers to a claim, lode or placer, for which the federal government has given deed or passed its title to the claimant. No assessment work is required on patented claims. It is not necessary to have a patent to mine and remove minerals from a valid mining claim, but a patent will give claimant exclusive title to the locatable minerals and, in most cases, the use of the surface and all other resources.

     "Proven Reserves," when used in connection with mineral resources other than oil and gas, refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. "Proven Reserves," when used in connection with oil and gas, refers to the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

     "Reserves" refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

     "Royalty" refers to a share of production, free of any costs of development or operation, reserved in connection with the creation or transfer of a mineral interest.

Item 1A.      Risk Factors.

     Our business, financial condition and results of operations could be materially adversely affected by any of the risks referred to in this section. The trading price of our common stock and our preferred stock could decline due to any of these risks, and you may lose all or part of your investment.

     IN ADDITION TO THE RISKS RELATED TO OUR BUSINESS, WE ARE SUBJECT TO CERTAIN RISKS RELATED TO THE MERGER. THE MERGER IS DESCRIBED IN MORE DETAIL IN "BUSINESS
- GENERAL - MERGER." THIS SECTION IS NOT INTENDED TO INCLUDE AN EXHAUSTIVE LIST OF RISKS INHERENT IN THE MERGER. A PROXY STATEMENT/PROSPECTUS AND OTHER DOCUMENTS ARE EXPECTED TO BE FILED WITH THE SEC IN CONNECTION WITH THE MERGER. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS WHEN IT BECOMES AVAILABLE, BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION ABOUT US, NEW ROCKY AND THE PROPOSED MERGER, AND THE RISKS RELATED TO THE MERGER AND OWNERSHIP OF NEW ROCKY'S COMMON STOCK FOLLOWING THE MERGER.

     Additional risks and uncertainties, not currently known to us, or that we currently deem to be immaterial, may also materially and adversely affect us.

     This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report. See "Cautionary Statement Regarding Forward-Looking Statements."

Risks Related to Our Business
-----------------------------
Neither we, nor any of the projects in which we are participating have any proven reserves of any mineral resources. Our results depend on our ability to successfully complete exploration activities.

         Exploration is the main method we and our commercial partners in our exploration projects utilize in seeking to locate, establish and prove mineral resources and reserves. Neither we, nor any of the projects in which we have an interest, have any proven reserves of any mineral resources. Such projects are in their exploratory stages only. Most exploration projects do not result in discovery of commercially exploitable deposits of mineral resources, resulting in losses. Consequently, exploration operations may not result in our or our commercial partners' locating, establishing or proving mineral resources or reserves (whether commercially productive or otherwise).

We are subject to a number of risks inherent in exploration activities.

     The success or failure of exploration for mineral resources depends on a number of factors, each of which could curtail, delay or cancel our and our commercial partners' exploration activities. Additionally, each of such factors may expose us to substantial liability claims and other costs, including those related to personal injury, equipment repair and environmental remediation. Such factors include the following:

     o    pressure or irregularities in geological formations;
     o unexpected drilling conditions (particularly, given that exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of mineral resources);

     o    equipment failures and accidents;
     o    fires, explosions, blowouts, surface cratering and other accidents;
     o mechanical difficulties, including stuck drilling and service tools and casing collapses;
     o    shortages or delays in the delivery of equipment;
     o    marine risks, including capsizing, collisions and hurricanes;
     o    adverse weather conditions and mineral disasters;
     o    labor issues; and
     o environmental hazards, including uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination.

We do not carry insurance and could become subject to liability claims.

     We do not carry any insurance and, if we do so in the future, we cannot assure you that coverage limits under our insurance will be adequate to protect us against any loss, or that we will be able to obtain or maintain insurance on acceptable terms in the future. Any of the factors referred to in the foregoing paragraph "We are subject to a number of risks inherent in exploration activities" and other factors could expose us to substantial liability claims and consequent losses, in the absence of adequate insurance coverage.

Our expectations and estimates may be inaccurate.

     Although all expectations referred to herein and/or used in our business are based on assumptions believed reasonable by our management, they are inherently speculative, assumptions on which they are based may prove inaccurate, and the anticipated results may not be achieved for any number of reasons.

     In particular, all quantitative mineral resource information considered by us in our business represents estimates. Exploration is a subjective process of estimating underground accumulations of mineral resources that cannot be measured in an exact manner, is often inconclusive and is subject to varying interpretations. Consequently, each of the following items may differ materially from those assumed by us:

     o the quantities of mineral resources that are ultimately recovered, if any;
     o    production and operating costs;
     o    the amount and timing of future development expenditure; and
     o    future commodity sales prices.

     Therefore, our future activities may be uneconomical, and actual results achieved may vary from our expectations, and such variation could be material. All information set forth in this document should be read in conjunction with our financial statements and with the other information provided or referred to in this document.

Failure to develop our exploration projects to a commercially-viable production stage and to commercially exploit them would adversely affect our results.

     Our performance in the event of a discovery of a commercially exploitable quantity of mineral resource would be influenced by the success or otherwise of our production projects, which, in turn, and in addition to certain other risk factors listed elsewhere herein, depends on factors including:

     o successful understanding by us or our commercial partners of the geological structure of the areas being explored;
     o the establishment of an economically viable process to produce nickel or other mineral resources from the respective projects;

     o an ability to secure transportation of the commodities extracted, cost-effectively, to meet any future sales obligations;
     o proximity of reserves to, and capacity of, gathering systems, pipelines and terminal facilities.

     A lack of any of the above would affect the viability of our projects.

Unavailability or high cost of drilling or other specialized equipment, supplies, or mining or exploration services could adversely affect our or our commercial partners' ability to execute our development plans on a timely and cost-effective basis.

     The commodities industry is cyclical, and from time to time there is a shortage of drilling and other specialized equipment, supplies and specialist service providers. During such shortage periods, the costs and delivery times of equipment, supplies and services increase substantially. As a result of historically strong prices of commodities, the demand for such equipment, supplies and services has risen, and the costs thereof are increasing. Unavailability and high cost of equipment, supplies and services may curtail, delay or cause cancellation of our or our commercial partners' projects.

The loss of the services of any of our key management could have a material adverse effect on our business.

     Messrs. Muzzin's, David Hill's, William Ray Hill's and John Rubel's continued participation in our business are critical elements of our operations. The loss of the services of any of these individuals, or any negative market or industry perception with respect to any of these individuals, or arising from their loss, could have a material adverse effect on our business.

     Each of our directors and executive officer may voluntarily terminate their relationship with us at any time. The risk of the foregoing is exacerbated by the fact that our directors and executive officer are not currently being remunerated for their services. The loss of any of our directors or executive officers in the future could significantly impede our ability to successfully implement our business strategy and plans.

Our directors and officers are also directors and officers of other entities, and we have no full-time employees. We have no current plans to employ any additional employees. In the medium and long-term, we will be adversely affected if we are unable to attract and retain a sufficient number of qualified employees.

     Our directors and officers are also directors and officers of other entities and work for us part-time. This may result in our inability to react swiftly or efficiently to market and operational developments.

     We have no current plans to employ any additional employees. In the medium and long-term, our success or otherwise depends upon our ability to attract and retain a sufficient number of qualified employees, including skilled exploration, mining, geological, production and marketing staff. We face significant competition in the recruitment of qualified employees. Any inability to recruit and retain qualified individuals may delay the progress of our projects or exert pressure on wages to attract qualified personnel.

Potential conflicts of interest on the part of our directors, officers and major shareholders may adversely affect our ability to enter into agreements and the extent to which we can enter into agreements.

     Some of our directors, officers and major shareholders are also directors, officers and major shareholders of other exploration companies which may from time to time compete with us for farm-ins, working interest partners or property acquisitions; which may result in conflicts of interest for our directors, officers and major shareholders. We also may seek to negotiate farm-in agreements, working interest agreements or other agreements and arrangements with companies whose directors, officers or major shareholders include individuals who are also our directors, officers or major shareholders, which would likely constitute conflicts of interest for such persons. If not properly resolved, such conflicts of interest would result in us being unable to acquire or explore certain properties and having to conduct our activities in a manner which may not be most efficient or desirable for us.

We had a working capital deficit of $297,000 as of October 31, 2007 and expect to have to meet substantial financial obligations in the near-term. We will require additional financings in the near and longer-term future. If we cannot obtain additional financings on favorable terms, we will be forced to cease our current business and may be wound-up, and you will likely be unable to recover your investment in us.

     We had a working capital deficit of $297,000 as of October 31, 2007. See "Management's discussion and analysis of financial condition and results of operation - liquidity and capital resources" for a detailed discussion of our financial condition.

     Mineral resource exploration is capital intensive. Additional financings will be required both in the near and longer-term future, both to meet our financial obligations under our existing commercial agreements referred to in the paragraph "We may be subject to substantial additional costs and/or forfeiture of interests in exploration projects, if our subsidiary RMMI Australia is unable to meet its financial commitments under its existing exploration project agreements," and other objectives.

     Additionally, the repayment of the convertible note, described in more detail in "Management's discussion and analysis of financial condition and results of operation - liquidity and capital resources" and "Certain Relationships and Related Transactions, and Director Independence - Convertible Note," is due on June 30, 2008.

     Additionally, we expect that the total direct costs of the Merger will be approximately $300,000, of which approximately $120,000 has not yet been paid.

     Additionally, if shareholders dissenting from the merger proposal exercise and perfect their dissenters' rights, we may be required to pay significant amounts to such shareholders.

     Such financial obligations will have the effect of decreasing our liquidity and exhausting our cash resources within 3 months.

     We will not be able to meet such requirements without additional financings. We expect that financings totalling at least $200,000 will be required by us in the next 3 months and financings totalling at least an additional $200,000 will be required by us in the next 12 months, to meet our working capital requirements and capital commitments.

     There is no assurance that a financing or financings will be available to us on attractive terms or at all, particularly, given the fact that there is substantial competition for capital available for investment in the mineral resource exploration industry, and our existing capital structure (which capital structure, we believe, makes a financing prior to the Merger extremely difficult, (see "--We believe that our existing capital structure makes financings extremely difficult" below)).

     The lack of proven reserves on our part or the part of our projects renders fund-raisings extremely difficult and their success extremely uncertain.

     If we cannot obtain additional financings on favorable terms, our operating results and financial condition will be adversely affected, our current business will likely have to be discontinued, we may be wound-up, and you will likely be unable to recover your investment in us.

We believe that our existing capital structure makes financings extremely difficult.

     We believe that, in the absence of the Merger, our existing capital structure makes financings extremely difficult, in particular, among other things, this is due to the fact that interests of any new equity investors would be subordinated to those of the existing holders of preferred stock, both in the event of a liquidation and, effectively, as to dividends, no dividends could be paid to holders of common stock without the holders of the cumulative preferred stock first receiving cumulative preferred dividends accrued over a number of years. We believe that these circumstances would make an equity investment in us extremely unattractive to potential investors, at least until after the merger has been consummated. we require additional financings, in order to continue our operations - see "We had a working capital deficit of $297,000 as of October 31, 2007 and expect to have to meet substantial financial obligations in the near-term. We will require additional financings in the near and longer-term future. If we cannot obtain additional financings on favorable terms, we will be forced to cease our current business and may be wound-up, and you will likely be unable to recover your investment in us" above.

Our future financings are likely to result in dilution of your stockholding. Our future financings may be done on terms whereby investors in such financings may have rights, preferences and privileges that are senior to those of holders of our common stock and preferred stock.

     We will require additional financings in the near and longer-term future. See "We will require additional financings in the near and longer-term future. If we cannot obtain additional financings on favorable terms, we will be forced to cease our current business and may be wound-up, and you will likely be unable to recover your investment in us" above. Our future financings will likely result in dilution of your stockholding. Additionally, our future financings may be done on terms whereby investors in such financings may have rights, preferences and privileges that are senior to those of holders of our common stock and our preferred stock.

     We have not been profitable to date and have no operating revenue. We currently hold only approximately $37,000 in cash. We are unlikely to generate any revenues from operations in the short term, and cannot assure you that we will be profitable or that we will be able to recover our investments in exploration. Our financial position will deteriorate in the absence of adequate investment or revenue and profitability. If our financial position does not improve or does deteriorate, our current business will have to be discontinued, we may be wound-up, and you will likely be unable to recover your investment in us. We have not been profitable to date and have no operating revenue. We incurred net losses of approximately $357,000 in the year to October 31, 2007 and $28,000 and $399,000 in the years to October 31, 2006 and October 31, 2005, respectively, and had accumulated losses of approximately $6,392,000 as of October 31, 2007. We currently hold only approximately $37,000 in cash. Our auditors stipulated in their report dated February 11, 2008 that they had substantial doubt about our ability to continue as a going concern.

     Given the foregoing history and concern, we have relied on infusions of cash through a sale of assets, performance of investments in joint ventures and issuances of equity capital or debt, including those to our affiliated parties. We are unlikely to generate any revenues from operations in the short term, and cannot assure you that we will be profitable at any time or able to recoup the funds we have or will have spent exploring for mineral resources.

     There can be no assurance that our financial position will improve. In the absence of adequate investment or revenue and profitability, our financial position will deteriorate, and we will not be able to continue as a going concern. If our financial position does not improve or does deteriorate, our development program will not be implemented, we will be forced to cease its current business, and you will likely be unable to recover your investment in us.

We may be subject to substantial additional costs and/or forfeiture or dilution of interests in exploration projects, if our subsidiary RMMI Australia is unable to meet its financial commitments under its existing exploration project agreements.


     Our subsidiary RMMI Australia has substantial financial obligations under its existing exploration agreements. Specifically, among other things:

     o under the Carr-Boyd Agreement, RMMI Australia may earn its interest in the Carr-Boyd Joint Venture, in consideration of payments totalling AU$1,000,000 over a certain period and has an obligation to pay a minimum of AU$100,000 in the first six months following the entry into the agreement (which has been done) and AU$48,000 in each "tenement year" under the agreement. Additionally, RMMI Australia may be required to accelerate the payment of the AU$1,000,000 in certain circumstances. Failure to meet its obligations would result in RMMI Australia (and, indirectly, us), not earning and thus effectively forfeiting its and our indirect interest in the Carr-Boyd Joint Venture; and
     o under the Eagle Bay Agreement in respect of the Australian Nickel Joint Venture, RMMI Australia's failure to meet its cash call obligations in connection with the project's expenditures will result in RMMI Australia incurring interest on the unpaid amounts and may result in its interest in the Eagle Bay project being diluted.

     If RMMI Australia is unable to meet the obligations referred to above, it will become subject to substantial additional costs and/or may be forced to forfeit or dilute its interests in the exploration projects in connection with which it so defaults. Given our current financial position, we will be unable to meet such existing financial obligations without obtaining additional financing. Any substantial additional costs and/or forfeiture of interest in joint venture exploration projects will have substantial negative effect on our financial position, stock price and results of operations.

We face intense competition in each of our current and intended geographic and product markets.

     We face a variety of competitive challenges from multiple commodities exploration companies, traders and producers and foreign competitors, including divisions and subsidiaries of larger companies, many of which are significantly larger and more diversified and have substantially greater exploration, mining, financial, technical, personnel and marketing resources than we do.

     Many of our competitors are better able to withstand competition, particularly, given our low level of capitalization. Competitors may also have products that are superior to our products or may adapt more quickly to new technologies.

     Many of our competitors are able to pay more for productive mineral resource properties and prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our resources permit. Such competition, together with rising prices of nickel and other mineral resources that we may seek to explore for, may escalate the cost of exploration beyond the range of prices that we can afford.

     Any of the foregoing may cause us to be unable to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing commodities, attracting and retaining quality personnel and raising additional capital.

Fluctuations or declines in commodity prices would affect us adversely.

     We and our commercial partners are currently exploring for nickel, which is sold in a variety of markets, and whose prices are or may become volatile or decline. Fluctuations and, in particular, declines, in these prices may affect our financial results, and will adversely affect our ability to raise capital and to extract any commodities cost-effectively in the future, if it moves to production.

A downturn in the international or national economies or a decline in demand for nickel or other commodities for any other reason would affect us adversely.

     Our strategy relies on continued demand for nickel and any other commodities for which we may explore in the future. Fluctuations, slowdowns or decreases in the rate of growth of any industries using such commodities and/or in the demand for these commodities would affect us adversely. Commodity prices, and demand for the mineral resources for which we and our commercial partners explore, are influenced strongly by the rate of the international and national economic growth. These rates, as well as the commodities industry itself, are cyclical. Many factors affect the level of commodity spending and other spending in our target geographic markets, including, among others:

     o    general business conditions;
     o the economic growth rates, including GDP and GDP per capita growth rates;
     o    political instability;
     o    rates of industrial development;
     o    interest rates and availability of credit;
     o    taxation levels; and
     o    consumer confidence in future economic conditions.

     Purchases of commodities, including nickel, may decline in any given geographic market due to such factors. Such a decline would adversely affect us.

Our financial results are influenced by currency rate fluctuations.

     We currently have no material revenue. Most of our expenses have been, and are expected to be, incurred in Australian Dollars. Consequently, an appreciation by the Australian Dollar against the U.S. Dollar would increase the U.S. Dollar equivalent of our financial loss, which would be likely to affect the U.S. Dollar price of our equity securities detrimentally.

Compliance with health, safety, environmental, taxation and other laws and regulations may impose burdensome costs on us.

     The exploration industry is subject to numerous health, safety, environmental, taxation and other laws and regulations and community expectations. Evolving regulatory standards and expectations may result in increased capital and operating costs to us, and their timing and amount cannot be predicted.

     Among other things, such laws, regulations and expectations may, both in their current form and, as they may be amended or introduced in the future:

     o    require the acquisition of a permit before drilling commences;
     o    restrict the location and density of wells;
     o impose, and increase the amount of, bonds in connection with drilling and permits;
     o restrict the types, quantities, and concentration of substances that can be released into the environment, including in connection with drilling and production activities;
     o mandate certain waste handling, storage, transport, disposal and cleanup requirements;
     o limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas;
     o impose substantial liabilities for pollution resulting from our operations;
     o    regulate unitization and pooling of properties; and
     o mandate certain accounting and taxation treatment of royalties and costs.

     Changes in health, safety, environmental, taxation and other laws and regulations occur frequently, and such regulations, both in their current form and as they may be amended or introduced in the future, may be stringent or costly and could require us to make significant expenditures to maintain compliance.

     Additionally, under such environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release of such materials or if our operations were standard in the industry at the time they were performed.

     Incurrence of any of such costs in material amounts or at unexpected times may adversely affect our financial position and results of operations.

We are subject to several legal regimes.

     The current exploration projects in which we are involved, and our management, are based in Australia, while we are incorporated in the United States and are a reporting company under the United States securities laws. As a result, our business is subject to laws, regulations and governmental policies affecting our business and investment in both Australia and the United States. Each of Australia and the United States may, from time to time, promulgate laws, regulations and governmental policies that are detrimental to us. Additionally, as a United States company operating in Australia, we are subject to a complex taxation regime. Any of the foregoing, as well as changes in laws, regulations and governmental policies, could adversely affect us.

Land title disputes may negatively impact our operations.

     Any disputes that may arise over land ownership or its use for mineral resource exploration or development would disrupt our or our commercial partners' exploration projects and thus adversely affect our operations and results.

The Australian law governing native title of the indigenous Australians may impact our projects negatively.

     The Australian law recognizes certain rights of indigenous Australians over land. These rights have and will continue to have impact on our and our commercial partners' ability to carry out exploration or obtain production tenements in Australia. The extent and cost of compliance with any indigenous rights, the extent of which is difficult to define, represent an uncertainty in respect of our projects and may affect the projects' profitability and, in extreme cases, viability.

New Rocky and we may be unable to obtain the intended benefits of the Merger.

     We intend for the reorganization through the Merger to provide us with benefits in the future, as set forth in "Business - General - Merger." These intended benefits may not be obtained if investor perception, market conditions or other circumstances prevent New Rocky from taking advantage of the business and financing flexibility that the Merger is intended to afford New Rocky. As a result, New Rocky and we may incur the costs of the Merger and the associated transactions without realizing some or all of their intended benefits. An inability to realize the intended benefits, particularly, in respect of financing flexibility, will likely result in us having to cease our current business and in your being unable to recover your investment.

New Rocky and we will each incur substantial direct and indirect costs in connection with the Merger, whether or not the Merger is completed.

     The Merger and its related transactions will result in substantial direct costs. These costs will include attorneys' fees, accountants' fees, fairness opinion and financial analysis fees, filing fees and financial printing expenses and will be substantially incurred prior to the vote of our shareholders. The Merger may also result in certain indirect costs by diverting the attention of our management from our business and resulting in increased administrative costs and expenses. These administrative costs will include keeping separate records and making separate regulatory filings for each of New Rocky and the registrant. As a result, New Rocky and we may incur the costs of the Merger and the associated transactions without completing the Merger and, thus, without realizing some or all of the intended benefits of the reorganization. An inability to complete the Merger and to realize such intended benefits, particularly, in respect of financing flexibility, will likely result in us having to cease our current business and in your being unable to recover your investment.

Risks Related to Our Common Stock and Preferred Stock
-----------------------------------------------------
Our Common Stock and our Preferred Stock are illiquid, and their prices may be volatile.

     Each of our common stock and preferred stock is currently quoted on the OTCBB. However, the public markets for our common sock and our preferred stock are illiquid.

     As an OTCBB-traded security, our common stock and preferred stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on stock exchanges, such as the New York Stock Exchange, or the NASDAQ Market. These factors may result in high price volatility and low market liquidity or the absence of market liquidity for our common stock and preferred stock.

     Accordingly, you may be unable to liquidate your holding of your common stock and preferred stock quickly, on acceptable terms, at an acceptable or fair price, or at all. Accordingly, you should be prepared to bear the economic risk of your investment for an indefinite period of time.

The price of our common stock and/or preferred stock may decline.

     The market price of our common stock and our preferred stock may be adversely affected by a number of factors, including:

     o    the number of shares issued and outstanding;
     o    our operating performance, prospects and financial condition;
     o    the market for similar securities;
     o    the general market sentiment and performance; and
     o    the prevailing interest rates.

Sales of our stock by other holders may have a potential adverse effect on prices of your common stock and preferred stock.

     We are unable to predict the effect, if any, that sales of any amount of our stock by other holders, or its availability for sale, will have on the market price, if any, of our common stock and preferred stock, prevailing from time to time. Sales of, or attempts to sell, even small amounts of our stock in the public market or the perception that such sales may occur may adversely affect prevailing market prices.

The low market price of our common stock and our preferred stock may severely limit the potential market for our common stock and our preferred stock.

     Each of our common stock and our preferred stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain laws and regulations requiring additional disclosures by broker-dealers. Such laws and regulations require the delivery, prior to any transaction in such "penny stock", of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our stock, which would adversely affect the price and liquidity of our common stock and our preferred stock.

Stockholders are relying on the board and the management.

     Subject to certain restrictions set forth in our Amended Articles of Incorporation and By-Laws and under the applicable state and federal law, all decisions with respect to our management will be made exclusively by our board of directors and management. Our success will, to a large extent, depend on the quality of our management. Investors have no right to take part in our management other than, indirectly, through the exercise of their limited voting rights in respect of certain fundamental decisions and director elections. Accordingly, you must be willing to entrust all aspects of our management to our board and management and to trust their capability to perform these functions.

Our principal stockholders, officers and directors and their affiliates collectively beneficially own approximately 53.51% (51.24% fully diluted) of our common stock and 4.81% of our preferred stock. Such concentration of ownership may prevent other stockholders from affecting our decision-making and corporate change and could adversely affect the price of our common stock and preferred stock.

     Our principal stockholders, officers and directors, and their respective affiliates collectively beneficially own approximately 53.51% (51.24% fully diluted) of our common stock and 4.81% of our preferred stock. Such concentration of ownership may prevent other stockholders from affecting our decision-making and corporate change. It could also have the effect of delaying, deferring or preventing a change in our control, impeding a merger, consolidation, takeover or other business combination involving us, and discouraging a potential acquirer from attempting to obtain control over us, each of which could, in turn, materially adversely affect the market price of our common stock and preferred stock.

Holders of our stock may have difficulties in enforcing their rights.

     Our corporate affairs are governed by our Amended and Restated Articles of Incorporation and By-Laws and the applicable United States and Australian state and federal law. Our executive offices are located outside of the United States. Much of our assets and properties are located outside of the United States. Most of our officers and directors are residents of Australia. As a result, it may be difficult for you and, as the case may be, us, to effect service of process within the United States upon our officers and directors and on us, or to enforce outside the United States judgments obtained in United States courts against any of our officers and directors or against us, or to enforce in United States courts judgments obtained against any of the foregoing in courts in jurisdictions outside the United States, including in relation to actions predicated upon the civil liability provisions of the United States securities laws. In addition, it may be difficult for holders of our common stock and preferred stock to effectively enforce, in original actions brought in courts in jurisdictions located outside the United States, rights predicated upon the United States securities laws.

We are a holding company and currently conduct most of our operations through a subsidiary. Our subsidiaries may be prevented from making distributions to us by their contractual obligations and the applicable laws and regulations.

     We are a holding company, and some of our operations are carried out through a subsidiary. It is likely that, if we generate revenue, a substantial source of our income will be dividends and distributions from our subsidiaries. Our ability to meet our financial obligations will be dependent upon the availability of cash flows from our subsidiaries through dividends, inter-company advances, management fees and other payments. However, claims of creditors of the subsidiaries will have priority as to the assets of such subsidiaries over our claims. In addition, our subsidiaries may, from time to time, be subject to laws restricting the amount of distributions they may pay. For example, these laws might prohibit dividend payments when net assets fell below subscribed share capital, when the subsidiary lacked available profits or when the subsidiary failed to meet certain capital and reserve requirements.

     Our inability to receive distributions from its subsidiaries, for whatever reason, would adversely affect our financial and operating results and condition.

Holdings of our common stock and preferred stock are subject to general risks associated with business ownership, particularly that of securities of a company with limited financial resources.

     In addition to the foregoing specific risks, our business and ownership may be subject to the risks generally incident to the ownership and operation of, respectively, securities and a business, including, but not limited to inflation, industrial disruption having an impact on costs, commodity prices, adverse changes in international or local economic conditions, changes in interest rates and availability of borrowed funds, general investor sentiment, and numerous other factors that are beyond our control. All such events may adversely affect our operations and results. Such adverse effect may be particularly pronounced, given that we are a company with limited financial resources, limited business operations and negligible cash reserves.

We have never declared or paid cash dividends, do not anticipate doing so in the foreseeable future, and may never do so.

     We have never declared or paid dividends. We do not anticipate declaring or paying dividends in the foreseeable future. It is possible that we may never declare or pay any dividends, depending on a number of factors, including our free cash flow and the discretion of our Board of the Directors.

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

Executive Offices
-----------------

     Our principal executive office is located at 2480 North Tolemac Way, Prescott, Arizona 86305. We sublease approximately 150 square feet at this location, at no cost.

     We also maintain an executive office of 200 square feet at Level 21, 500 Collins Street, Melbourne, Australia, subleased from Exoil Limited, at the cost equal to 5% of the rent paid by Exoil Limited for the premises and all sundry office expenses.

Mining
------
Carr-Boyd Joint Venture

     In December 2006, RMMI Australia entered into a joint venture heads of agreement with Audax and Eagle Bay, each an Australian Stock-Exchange listed company, referred to in this document as the "Carr-Boyd Agreement," in respect of an unincorporated joint venture, referred to in this document as the "Carr-Boyd Joint Venture," for purposes of exploring and, if warranted, developing and mining sulphide hosted nickel in areas covered by two existing exploration licenses in the State of Western Australia, Australia.

     Each of the parties to the Carr-Boyd Agreement has the right to take in kind and separately dispose of, in proportion to its interest in the Carr Boyd Joint Venture, all minerals produced by the Carr Boyd Joint Venture. RMMI Australia may contribute AU$1,000,000, referred to as the "Contribution" in this document, to the joint venture expenditure prior to September 30, 2010, referred to as the "Earning Period" in this document, but agreed to spend at least AU$100,000 in the first six months following the execution of the Carr-Boyd Agreement, which has been done.

     RMMI Australia also agreed to contribute at least AU$48,000 towards the joint venture expenditure for each permit year, being each consecutive 12 months from the date on which the exploration permits in respect of the tenements were granted. Such contribution has been made for the next permit year.

     If RMMI Australia fails to make the Contribution during the Earning Period, both RMMI Australia and Eagle Bay will be deemed to have withdrawn from the Carr-Boyd Joint Venture, subject to certain exceptions.

     Once RMMI Australia has made the Contribution during the Earning Period, RMMI Australia and Eagle Bay will be deemed to have earned the following interests in the Carr Boyd Joint Venture: (a) 51% by RMMI Australia, and (b) 19% by Eagle Bay. Until the Contribution has been made, RMMI Australia and Eagle Bay have no interest in the Carr-Boyd Joint Venture.

     If Audax has not paid its participating interest within 30 days of completion by RMMI Australia and/or Eagle Bay of a positive feasibility study sufficient to obtain project financing, Audax will be deemed to have withdrawn from the Carr Boyd Joint Venture.

     RMMI Australia is the manager of the Carr-Boyd Joint Venture while it is the sole contributor to the expenditure and will have sole authority for determining and carrying out all programs and budgets. Upon receipt of the Contribution from RMMI Australia, RMMI Australia's management of the Carr Boyd Joint Venture will be subject to oversight by a three-person Operating Committee, composed of one appointee of each of RMMI Australia, Eagle Bay and Audax. Each appointee will have voting rights proportionate to the appointing entity's percentage interest in the Carr Boyd Joint Venture. Decisions of the Operating Committee will require the affirmative vote of appointees representing a majority in interest, except that any decision to cease mining operations that are providing a positive return will require a vote of appointees representing 75% in interest.

     Until the receipt of the Contribution, RMMI Australia is required to pay costs in connection with the property.

     Following the receipt of the Contribution or the Earning Period, whichever is the earlier, RMMI Australia, Eagle Bay and Audax will contribute to the costs of the Carr-Boyd Joint Venture in proportion to their interests in it. Where any of RMMI Australia, Eagle Bay and Audax elect not to meet certain payments required of them under the Carr Boyd Agreement, the non-paying entity's interest in the Carr-Boyd Joint Venture will be diluted according to a dilution formula. Subject to certain exceptions, each of RMMI Australia, Eagle Bay and Audax may withdraw from the Carr-Boyd Joint Venture on 12 months' written notice and is required to assign to the others, pro-rata, all its interest for no consideration, if it withdraws from the Carr-Boyd Joint Venture.

     There are no known reserves on the property, and the proposed program is exploratory in nature.

Australian Nickel Joint Venture

     On December 6, 2006, RMMI Australia, Old Rocky's wholly-owned subsidiary, and Eagle Bay, an Australian Stock Exchange-listed company, entered into a joint venture heads of agreement, referred to in this document as the "Eagle Bay Agreement," in respect of an unincorporated joint venture, referred to in this document as the "Australian Nickel Joint Venture," for purposes of exploring and, if warranted, developing and mining sulphide hosted nickel in the State of Western Australia, Australia.

     The participants in the Australian Nickel Joint Venture will each hold an effective 50% interest in the joint venture. The joint venture is currently actively searching for suitable nickel areas in the State of Western Australia, Australia. The joint venture has been advised that it has been successful in its application for an exploration license in respect of the area known as "Falcon Bridge", to be granted once to the participants have complied with the relevant provisions of the Australian "Native (Aboriginal) Title" legislation.

     Under the Eagle Bay Agreement, RMMI Australia's failure to meet its cash call obligations in connection with the project's expenditures will result in RMMI Australia incurring interest on the unpaid amounts and may result in its interest in the Eagle Bay Agreement being diluted.

     There are no known reserves on the property, and the proposed program is exploratory in nature.

Rochester, Montana Legacy Properties

     In 1984 we ceased gold extraction operations at our Rochester, Montana mining property. During 1988, with the receipt of funding from a stock purchase agreement, we resumed mineral exploration both at Rochester and elsewhere in North America and Australia. Despite detailed geologic investigations by us and by leading gold exploration companies, there was insufficient encouragement from results to warrant further investigations or activities at Rochester. In 2002 and 2003 we sold thirteen patented mining claims, together with the dumps and tailings, in the Rochester Mining District for $82,192. We are currently pursuing the sale of the additional eighteen mining claims in the District. There are no proven reserves on any of the foregoing properties.

     The property can be accessed by means of a Madison County dirt road. The property is owned under patented mining claims. We pay a real property tax of approximately $500 per annum to Madison County, and must continue to pay the real property tax to retain the property. We hold a "Small Miner's Exemption Permit," which allows for exploration of an area of up to five acres. The permit is required to be renewed annually, currently at no cost. There are no mandated work requirements or commitments or conditions that we must meet to retain the property.

Oil and Gas
-----------
Exmouth Joint Venture

     During fiscal year 2003 we acquired a 25% farmin interest in two oil and gas exploration permits issued by the government of the State of Western Australia, Australia, and referred to in this document as "Permit 322" and "Permit 329" and, collectively, as the "Permits," from Octanex NL ("Octanex") and Strata Resources NL ("Strata"). The Permits relate to areas on the North Western Shelf, offshore Australia.

     In early 2004, the participants in the Exmouth Joint Venture entered into and subsequently closed an agreement with BHP for the sale of their interests in Permit 322. Under the agreement, BHP made a $600,000 initial cash payment, pro-rata to the percentage interests of the participants in the Exmouth Joint Venture, to its participants, and agreed to (a) make, pro-rata to the percentage interests of the participants in the Exmouth Joint Venture, a deferred cash payment of $1,100,000 in the event that BHP either entered "Year 5" of the permit or drilled a well in the area covered by the permit, to the participants, and (b) the grant of an overriding royalty interest ranging from 2.75% to 3.75% of the value of hydrocarbons produced should there be any future production.

     On July 8, 2005, the Exmouth Joint Venture participants entered into and subsequently closed an agreement with BHP and Apache for the sale of the participants' interests in Permit 329 that is subject to the Exmouth Joint Venture. Under the agreement, BHP and Apache made a $400,000 initial cash payment, pro-rata to the percentage interests of the participants in the Exmouth Joint Venture, to its participants, and agreed to (a) make, pro-rata to the percentage interests of the participants in the Exmouth Joint Venture, a deferred cash payment of $1,000,000 in the event that they either entered "Year 5" of the permit or drilled a well in the area covered by the permit, to the participants, and (b) the grant of an overriding royalty interest ranging from 2.75% to 3.75% of the value of hydrocarbons produced should there be any future production.

     We refer to BHP and Apache as the "Counterparties" in this document. Pursuant to the terms of the sales of the Permits, among other things, if a Counterparty desired at any time to surrender its permit, it had an obligation to give each of Octanex, Strata and us 60 days' notice of its intention to surrender the permit; and each of Octanex, Strata and us had 15 days after the posting of the notice to advise the Counterparty if it was willing to accept an assignment of the permit or a part thereof to it from the Counterparty, effectively, in lieu of the permit being surrendered. On September 17, 2007, we received notice from, respectively, BHP and Apache that BHP intended to surrender, effectively, to the State of Western Australia, Australia, Permit 322, and BHP and Apache intended to surrender, effectively, to the State of Western Australia, Australia, Permit 329. On October 1, 2007, following the receipt of the Notice, we gave notice to Octanex and Strata to the effect that we did not wish to accept a reassignment of the Permits and, on October 3, 2007, we gave notice to BHP and Apache to the same effect.

     Under the relevant agreements, the surrender of the Permits resulted in a termination of BHP's and Apache's respective obligations as to the deferred cash payments and the overriding royalties. Consequently, we will not receive a share of the deferred cash payments and overriding royalties under the agreements described in the preceding paragraphs. Our interest in the Exmouth Joint Venture has effectively come to an end. Consequently, the Exmouth Joint Venture oil and gas operations are not currently material to our business operations or financial position.

Campbell County, Wyoming

     We own minor overriding royalty interests in three oil and gas properties located in the Powder River Basin of Campbell County, Wyoming. We own a 0.0160% overriding royalty in the Muddy "B" area (4,626.48 acres) of the Sandbar Unit, a 0.0261% overriding royalty in the Muddy Sand Unit (8,100.13 acres) and a one percent overriding royalty in 160 acres in the Kitty Field. In the past, we have received nominal royalties from these properties, which are now principally non-producing. Consequently, the Campbell County oil and gas operations are not currently material to our business operations or financial position.

Titles
------

     We have the right to enter on and to use the surface of all properties in which we hold exploration and mining rights, subject to the claims of the surface owners for any damages caused by or resulting from exploration or mining operations. None of our mining claims are within a designated wilderness area.

Item 3. Legal Proceedings

     We are not a party to any pending legal proceeding, and our property is not the subject of a pending legal proceeding.


Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                     PART II

Item 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock and our preferred stock are currently traded on the OTCBB under the symbols "RMMI" and "RMMIP" respectively.

     The following table sets forth the high and low per share sales prices of our common stock and our preferred stock, as reported on the OTCBB for each of the calendar quarters indicated. Bid quotations reflect inter-dealer prices, without adjustments for mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                                        Our Common        Our
                                          Stock        Preferred
                                                         Stock
                                       High     Low    High   Low
                                       ----     ---    ----   ---
2007
----
4th Fiscal Quarter                     0.04    0.02    0.02  0.005
3rd Fiscal Quarter                     0.03    0.02    0.06  0.045
2nd Fiscal Quarter                     0.045   0.02    0.06   0.04
1st Fiscal Quarter                     0.055   0.02   0.055  0.035
2006
----
4th Fiscal Quarter                     0.06    0.035  0.035  0.025
3rd Fiscal Quarter                     0.06    0.035   0.05   0.03
2nd Fiscal Quarter                     0.045   0.025  0.025   0.03
1st Fiscal Quarter                     0.025   0.02    0.06  0.025


     As of January 18, 2008, there were approximately 3,720 holders of record of our common stock.

Dividends

     We have not declared or paid any cash dividends on our capital stock since inception.

Item 6. Selected Financial Data.

     The information set forth below is only a summary, is not necessarily indicative of results of future operations and should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

     We derived our historical information from our audited financial statements as of October 31, 2003, 2004, 2005, 2006 and 2007 and for the years ended October 31, 2003, 2004, 2005, 2006 and 2007. The historical results included below and elsewhere in this document are not indicative of our future performance.
                                                 Years Ended October 31,

                                           2003    2004    2005    2006    2007
                                          -----   -----   -----   -----   -----
Operating revenues                           --      --      --      --      --
Interest expense                             --      --      --       5      29
Net income (loss)                          (366)    (53)   (399)    (28)   (357)
Net income (loss) per share (1)               *       *       *       *       *
Total assets                                512     510     329     306     263
Long-term debt                               --      --      --      23      --
Redeemable Preferred Stock                   --      --      --      --      --
Cash dividends                               --      --      --      --      --

* less than $0.01 per share

(1) Basic and fully diluted loss per share is based on the weighted average number of shares of our common stock and equivalents (stockholders rights of conversion of Convertible Preferred Stock) outstanding during each year:
     (88,212,000 in 2003, 100,712,000 in 2004 and 100,049,025 in 2005 and
     99,901,080 in 2006 and 100,912,601 in 2007). NOTE: Basic and diluted earnings per share are the same in loss years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

     The following is a discussion and analysis of our financial condition and capital resources. The discussion and analysis should be read in conjunction with our audited financial statements and related notes included in Item 8 of this Annual Report. This section contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in "Risk Factors" and elsewhere in this Annual Report. Please see the discussion of forward looking statements at the beginning of this Annual Report under "Cautionary Note Regarding Forward Looking Statements."

Liquidity and Capital Resources
-------------------------------

     We have not generated significant cash flows from our business operations and have funded our operations through related third party financings and issuances of stock in satisfaction of our obligations, including to affiliated parties.

     The following table reflects our cash, working capital and asset and liability positions at October 31, 2007 and 2006:

                                  October 31,          October 31,
                                    2006                 2007
                                  (in $000)            (in $000)
                                 ------------         ------------
Cash                                 48                   37
Current assets                       48                   41
Current liabilities                  46                  338
Working capital (deficit)             2                 (297)
Current ratio                      1.04                 0.12

     We have not been profitable to date and have no operating revenue. We incurred net losses of approximately $357,000 in the year to October 31, 2007 and $28,000 and $399,000 in the years to October 31, 2006 and October 31, 2005, respectively and had accumulated losses of approximately $6,392,000 as of October 31, 2007. We currently hold only approximately $37,000 in cash, as a result of receiving the proceeds of the issuance of the Convertible Note described in the following paragraph.

     On April 30, 2007 we entered into a non-negotiable convertible promissory note, referred to in this document as the Convertible Note, with Great Missenden Holdings Pty Ltd ("Missenden"), an Australian proprietary limited liability company. Ernest Geoffrey Albers, our former director who retired on July 31, 2006, who is our substantial shareholder, is [the sole owner] of Missenden.

     Pursuant to the Convertible Note, Missenden advanced a total of $300,000 to us. The Convertible Note bears interest at a rate of 9% per annum, and is payable in full on June 30, 2008. The Convertible Note is automatically convertible immediately prior to the Merger into such number of shares of our common stock which would result in Missenden owning 1% of New Rocky's Common Stock immediately after the Merger for each $30,000 of outstanding principal under the Convertible Note at the time of the Merger, up to a total of 10%. Accordingly, it is expected that, immediately prior to the Merger, the Convertible Note will be automatically converted into such number of our common stock which will result in Missenden owning 10% of New Rocky's Common Stock immediately after the Merger. As of the date of this report, we owed Missenden a total of approximately $311,000. No payments of principal or interest have been made on the Convertible Note during its term.

     Our cash has decreased from $48,000 to $37,000 from October 31, 2006 to October 31, 2007, following the advance of $300,000 pursuant to the Convertible Note and due to exploration costs and legal costs associated to the Merger.

     Our current liabilities increased from $46,000to $338,000 from October 31, 2006 to October 31, 2007, due to the incurrence of the debt under the Convertible Note.

     We had a working capital deficit of $297,000 and a current ratio (a ratio of our current assets to our current liabilities) of 0.12 as of October 31, 2007, compared to the working capital of $2,000 and the current ratio of 1.04 as of October 31, 2006, and due to the decrease in our current assets and an increase in our current liabilities as a result of the incurrence of the costs described in "--Results of Operation" below.

     Mineral resource exploration is capital intensive. Additional financings will be required both in the near and longer-term future, both to meet our financial obligations under our existing commercial agreements and other objectives. In connection with our existing commercial agreements, we expect that we will be required to meet the following financial obligations that we have under such agreements:

     As of October 31, 2007, our material commitments for capital expenditures under our existing agreements totalled approximately $850,000, of which we expect a total of $50,000 to fall in the year to October 31, 2008.

     Additionally, we expect that the total direct costs of the Merger will be approximately $300,000, of which approximately $120,000 has not yet been paid.

     Additionally, if shareholders dissenting from the Merger exercise their rights of appraisal, we may be required to pay significant amounts to such shareholders. In the absence of an additional financing or financings, we will not have sufficient funds to pay such amounts in connection with dissenting shareholders' appraisal rights.

     The financial requirements described in the preceding paragraphs of this section "--Liquidity and Capital Resources" will have the effect of decreasing our liquidity and exhausting our cash resources within 3 months. We will not be able to meet such requirements without additional financings. We expect that financings totalling at least $200,000 will be required by us in the next 3 months and financings totalling at least an additional $200,000 will be required by us in the next 12 months, to meet our working capital requirements and capital commitments.

     To meet our working capital requirements, we or, if the such financing is undertaken following the Merger, New Rocky, may seek to undertake a capital raising from a variety of sources, or a partial or complete sale of our exploration interest or interests. Additionally, we are currently pursuing the sale of eighteen mining claims in relation to our Rochester property.

     There is no assurance that a financing or financings will be available to us on attractive terms or at all, particularly, given the fact that there is substantial competition for capital available for investment in the mineral resource exploration industry, and our existing capital structure (which capital structure, we believe, makes a financing prior to the Merger extremely difficult).

     We believe that, in the absence of the Merger, our existing capital structure makes financings extremely difficult. In particular, among other things, this is due to the fact that interests of any new equity investors would be subordinated to those of the existing holders of preferred stock, both in the event of a liquidation and, effectively, as to dividends. No dividends could be paid to holders of common stock without the holders of the cumulative preferred stock first receiving cumulative preferred dividends accrued over a number of years. We believe that these circumstances would make an equity investment in us extremely unattractive to potential investors, at least until after the Merger has been consummated.

     The lack of proven reserves on our part or the part of our projects also renders fund-raisings, whether before or after the Merger, extremely difficult and their success extremely uncertain.

     If we cannot obtain additional financings on favorable terms, our operating results and financial condition will be adversely affected, our current business will likely have to be discontinued, we may be wound-up, and you will likely be unable to recover your investment in us.


Results of Operations
---------------------

     We did not have operating revenue in our 2005, 2006 and 2007 fiscal years. Our net loss in our 2007 fiscal year was $357,000, compared to $28,000 in our 2006 fiscal year and $399,000 in our 2005 financial year. The increase in our net loss from our 2006 to our 2007 fiscal year was a result of an increase in the following expenses: legal fees for the preparation of Merger documents, and exploration expenses for the Carr Boyd Joint Venture. In turn, the increases in our exploration expenses were incurred due to the increase in our joint venturing and exploration activities in 2007. The increase in our legal expenses resulted from the fact that we undertook activities in connection with the Merger, the Merger Agreement and the expected related joint proxy statement/prospectus and shareholder vote, in our fiscal 2007 year.

     We expect that our costs will decrease substantially in our fiscal 2008, as compared to our fiscal 2007, as we have already incurred approximately $180,000 of the $300,000 costs associated with the proposed Merger and do not expect substantial additional exploration expenditure in our fiscal 2008.

Contractual Obligations and Off-Balance Sheet Arrangements
----------------------------------------------------------

We have no off-balance sheet arrangements, as defined by Item 303 of Regulation S-K under the Securities Act.

Critical Accounting Policies
----------------------------

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

     The going concern basis of presentation assumes we will continue in operation throughout our 2008 fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Our auditors stipulated in their report dated February 11, 2008 that they had substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Undeveloped Mineral Interests and Oil and Gas Properties:
---------------------------------------------------------

     The Company utilized the "successful efforts" method of accounting for undeveloped mineral interests and oil and gas properties. Capitalized costs were charged to operations at the time the Company determined that no economic reserves existed. Costs of sampling and retaining undeveloped properties were charged to expense when incurred.

     Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units of production method over the estimated life of the ore body based on estimated recoverable ounces or pounds in proven and probable reserves.

     Proceeds from the sale of undeveloped properties were treated as a recovery of cost. Proceeds in excess of the capitalized cost realized in the sale of any such properties, if any, were to be recognized as gain to the extent of the excess.

Impairment of Long-lived Assets:
--------------------------------

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

Recent Accounting Pronouncements
--------------------------------

     In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 157, Fair Value Measurements, which establishes a fair value hierarchy to measure assets and liabilities, and expands disclosures about fair value measurements. FAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, of the adoption of FAS 157 on our financial statements.

     In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FAS 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. FAS 159 also establishes additional disclosure requirements. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts FAS No. 157. We are currently evaluating whether to adopt FAS 159 and, if adopted, the impact of such adoption.

     From November 1, 2007, we will adopt the provisions of FASB Interpretation No.48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FAS 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48 we may recognise the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 is expected to have no impact on our financial position and our results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 8.  Financial Statements and Supplementary Data.

     See Item 15 (a) for an index to the Consolidated Financial Statements and supplementary financial information, which are attached hereto and incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures
-------------------------------------------------------------

     We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of October 31, 2007 (the "Evaluation Date"). This evaluation was performed by our Chief Executive Officer/Chief Financial Officer. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective for the purpose for which they were designed.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

     There was no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2007 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures

     Not applicable.

Item 9B. Other Information.

     None

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers
--------------------------------

     The following table lists the names and ages as of the date of this Annual Report and positions of the individuals who are currently serving as our officers and directors.


         Name              Age                       Position
-------------------------  ---   -----------------------------------------------
  Mark Anthony Muzzin      45        Chief Executive Officer, President, Chief
                                    Financial Officer, Controller, Chairman and
                                                     Director
   William Ray Hill        56                        Director
     John B. Rubel         56                        Director
   David Bruce Hill        65                        Director

     Mark Anthony Muzzin.   Mr. Muzzin has been our President, Chairman, Chief
Executive Officer and Director since July 2006, and the Chief Financial Officer and Controller since October 2007. Between January 2002 and June 2003 Mr Muzzin was employed as a consultant by Great Missenden Holdings Pty Ltd, in the area of oil, gas and minerals exploration. Since June 2003, he has been employed as General Manager by Setright Oil & Gas Pty Ltd. Muzzin has over 20 years of commercial experience and holds a Bachelor of Arts degree from Latrobe University, Melbourne, Australia. Mr. Muzzin's career commenced at a London stock broking firm in the mid-eighties, and he has consulted on share custodianship for two major Australian banks. Mr. Muzzin is a consultant for various oil and gas companies. He is a director of Australian Oil & Gas Corporation, a reporting company whose securities are quoted on the OTCBB, and is a director of a number of Australian public and private companies. He is a member of the Petroleum Exploration Society of Australia.

     William Ray Hill.   Mr. Hill was our founding director and President for
approximately eight years between 1978 and 1995 and has been our director since 1978. Mr. Hill is the President and a director of The Zonia Company, an Arizona real estate development company, and has held this position for more than 10 years. Mr. Hill is the founder and President of Geowest Corporation, which is involved in the development of a solid waste construction and demolition landfill. In 1988 Mr. Hill founded Citizens Recycle & Collection, a solid waste hauling and transfer company, which was acquired by Waste Management, Inc. in 1996.

     John B. Rubel.    Mr. Rubel has been our director since December 2002. Mr.
Rubel was employed by Hanson Aggregates of Arizona, which operates concrete processing facilities and rock quarries, from 2000 to 2005. For the past three years he has been employed by PVC & D Landfill, Inc. as General Manager. Mr. Rubel was a principal and chief operational officer of Zonia Landfill, Inc. from 1991 to 1998 and was responsible for its solid waste transfer station and waste collection operations.

     David Bruce Hill.   Mr. Hill has been our director since October 2003. He
is a member of the Institute of Chartered Accountants of Australia. He also holds office as a director and secretary of a number of Australian public companies. He has been working as an accountant for numerous oil & gas exploration companies for the past 30 years.

Director Independence
---------------------

     Messrs. Muzzin, Rubel, David Hill and William Hill are not independent directors within the meaning of the applicable rules of the NASDAQ, which generally provide, among other things, that an independent director is a director who is not an officer of the company and who does not have a relationship with the company that would interfere with the director's exercise of independent judgment.

Audit Committee
---------------

     We do not have separately designated audit, compensation or nominating committees or committees performing similar functions. None of our directors is independent within the meaning of the applicable rules of the NASDAQ and the rules under the Securities Exchange Act of 1934, as amended, to which the applicable rules of the NASDAQ refer, for audit committee purposes. Accordingly, we do not have an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than ten percent of the registrant's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us, we believe that, all filing requirements applicable to such persons were complied with in our fiscal 2007 year.

Code of Ethics
--------------

     Due to our small size and constrained resources and the limited amount of activity that we have been undertaking, we have not adopted a code of ethics that would apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation.

     Our executive officers serving as such during the last completed fiscal year, and the additional individuals for whom disclosure would have otherwise been required, have received no compensation for their services in any of our last three completed fiscal years, and our directors have received no compensation for their services in our last completed fiscal year, due to the absence of sufficient financings.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     We have no compensation committee or another board committee performing equivalent functions. Each of the current members of the Board, being Messrs. Muzzin, Rubel, William Hill and David Hill, as well as Mr. Albers, a former director, has participated in deliberations of the Board concerning executive officer compensation.

     Messrs. Muzzin and William Hill both are our directors and serve as directors of Australian Oil & Gas Corporation.

Compensation Committee Report
-----------------------------

     Given that no compensation has been paid to our directors and executive officers in our 2007 fiscal year, our Board of Directors has not reviewed or discussed the Compensation Discussion and Analysis set forth in Item 402(b) of Regulation S-K under the Securities Act with management; and has not recommended that such Compensation Discussion and Analysis be included in our Annual Report or proxy statement. This disclosure is being made by all members of our Board, being Messrs. Mark Muzzin, John Rubel, William Hill and David Hill.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding the beneficial ownership of our equity securities as of January 18, 2008 by:

     o each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known to us to be the beneficial owner of more than 5% of our voting securities;
     o    each of our current officers and directors; and
     o    all our current officers and directors as a group.

     This table is based upon information supplied by directors, executive officers and principal stockholders. Each of the persons named in this table has sole voting and investment power with respect to the shares shown as beneficially owned.

     We do not know of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control.

     Unless otherwise indicated, the business address of each of the persons referred to in the table is 2480 North Tolemac, Prescott, AZ 86305.

     With respect to our common stock, the table presents all such holdings on a fully diluted basis, taking to account conversion rights as if they have been exercised.

                         Beneficial Ownership of         Beneficial Ownership of
                            Our Common Stock (4)           Our Preferred Stock
--------------------------------------------------------------------------------
Name and Address of    Number of          Percent of    Number of     Percent of
Beneficial Owner       Shares             Class          Shares         Class
-------------------    -------------      -----------   ---------     ----------
Mark Muzzin               --                 --            --             --
1A Ryeburne Avenue
Hawthorn East 3123
Victoria, Australia
--------------------------------------------------------------------------------
David Bruce Hill          15,050,000         11.42         --             --
500 Collins Street
Melbourne, Australia (1)
--------------------------------------------------------------------------------
John Rubell               --                 --            --             --
519 Mesa Drive
Prescott, AZ  86303
--------------------------------------------------------------------------------
William Ray Hill (2)      10,797,556          8.19         2,118,890      4.81
--------------------------------------------------------------------------------
All directors and         25,847,556         19.61         2,118,890      4.81
executive officers as a
group (4 individuals) (1)(2)
--------------------------------------------------------------------------------
Richard Bain               6,260,334          4.75          --             --
5801 Lumberdale #243
Houston, Texas 77092
--------------------------------------------------------------------------------
Don Knaute                 6,360,000          4.82          --             --
19505 FM #149
Houston, Texas 77070
--------------------------------------------------------------------------------
Ernest Geoffrey Albers    44,057,500         33.43         --             --
"Great Missenden"
Albers Road
Tallarook 3659
Victoria, Australia (3)
--------------------------------------------------------------------------------

1. Includes 10,000,000 shares of our common stock controlled by Fidelity Investments Ltd and 5,000,000 shares of common stock held by Fidelity Investments Ltd (also referred to in note 3 below) and 50,000 shares of our common stock held by Conningsborough Nominees Pty Ltd. David Bruce Hill is a 50% shareholder and one of two directors of Conningsborough Nominees Pty Ltd. The aggregate figure of 15,000,000 shares of common stock is included in the 44,057,500 shares reported as beneficially owned by Geoffrey Albers and referred to in footnote 3 hereof.

2. Includes 847,556 shares of our common stock, issuable on conversion of the 2,118,890 shares of our preferred stock held by William Ray Hill, at the rate of 0.4 shares of our common stock for each share of our preferred stock.

3. Includes an aggregate of 15,000,000 shares of our common stock held or or controlled by Fidelity Investments Ltd. Includes 12,000,000 shares of our common stock expected to be issued to Missenden immediately prior to the Merger, pursuant to the Convertible Note, as set forth in "Certain Relationships and Related Party Transactions - Convertible Note". Mr Albers, our former director who retired on July 31, 2006, is a 95% direct and indirect owner and one of two directors of Missenden.

4. In respect to our common stock, the percent of class is computed by dividing the sum total of the number of the shares of common stock actually owned and, if applicable, the shares of common stock issuable upon conversion at the election of the holder of our convertible preferred stock and issuable upon conversion by the holder of the Convertible Note, by the sum total of the number of all our shares of common stock actually outstanding and the number of all our shares of common stock issuable upon conversion of our convertible preferred stock and the Convertible Note. Our convertible preferred stock is convertible into shares of common stock at the rate of 0.40 share of common stock for each share of convertible preferred stock. The Convertible Note is convertible into shares of common stock at the rate of 40 shares per $1.00 (or $0.025 for each share) per common share.

     There are no equity compensation plans under which our equity securities are authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Convertible Note
----------------

     On April 30, 2007 Old Rocky entered into a non-negotiable convertible promissory note, referred to in this document as the "Convertible Note," with Missenden, an Australian proprietary limited liability company. Ernest Geoffrey Albers, our former director who retired on July 31, 2006, who is a beneficial owner of approximately 31.37% (33.43% fully diluted) of our common stock, is the 95% direct and indirect owner of Missenden. Missenden holds approximately 4.89% (12.90% fully diluted) of our common stock, which are reflected in Mr. Albers' beneficial holding referred to above.

     Pursuant to the Convertible Note, Missenden advanced a total of $300,000 to us. The Convertible Note bears interest at a rate of 9% per annum, and is payable in full on June 30, 2008. The Convertible Note is automatically convertible immediately prior to the Merger into such number of shares of our common stock which would result in Missenden owning 1% of our common stock immediately after the Merger for each $30,000 of outstanding principal under the Convertible Note at the time of the Merger, up to a total of 10%. Accordingly, it is expected that, immediately prior to the Merger, the Convertible Note will be automatically converted into such number of our common stock which will result in Missenden owning 10% of New Rocky's Common Stock immediately after the Merger. As of January 18, 2008, we owed Missenden a total of approximately $311,000, being the $300,000 principal plus accrued interest, which is the approximate dollar value of the amount of Missenden's and Mr. Albers' interest in the conversion of the Convertible Note. No payments of principal or interest have been made on the Convertible Note during its term.

Permit WA-322-P and Permit WA-329-P
-----------------------------------

     Mr. David Hill, our director, who is a beneficial owner of approximately 14.72% (11.42% fully diluted) of our common stock, is a beneficial owner of approximately 1.47% of Octanex's and 0.18% of Strata's voting securities. Mr. Geoffrey Albers, our former director who retired on July 31, 2006, who is a beneficial owner of approximately 31.37% (33.43% fully diluted) of our common stock, is a beneficial owner of approximately 59.47% of Octanex's and 56.13% Strata's voting securities.

     Prior to about July 8, 2005, we held a 25% interest in the petroleum exploration Permit 329 and prior to about May 3, 2004, we held a 25% interest in the petroleum exploration Permit 322. We refer to Permit 322 and Permit 322 as the "Permits" in this document. Each Permit was issued by a subdivision of the government of the State of Western Australia, Australia. The balance of the interests in each Permit was held by Octanex and Strata. The ownership of the Permits was governed by an agreement by and among the registrant, Octanex and Strata (referred to in this document as the "Exmouth JV Agreement"). On or about May 3, 2004, we, Octanex and Strata agreed to sell their interests in Permit 322 to BHP. On or about July 8, 2005, we, Octanex and Strata agreed to sell their interests in Permit 329 to BHP and Apache. We refer to BHP and Apache as the "Counterparties" in this document. Pursuant to the terms of the sales, among other things, if a Counterparty desired at any time to surrender its Permit, it had an obligation to give each of Octanex, Strata and us 60 days' notice of its intention to surrender the Permit; and each of Octanex, Strata and us had 15 days after the posting of the notice to advise the Counterparty if it was willing to accept an assignment of the Permit or a part thereof to it from the Counterparty, effectively, in lieu of the Permit being surrendered. On September 17, 2007, we received notice (the "Notice") from, respectively, BHP and Apache that BHP intended to surrender, effectively, to the State of Western Australia, Australia, Permit 322, and BHP and Apache intended to surrender, effectively, to the State of Western Australia, Australia, Permit 329. On October 1, 2007, following the receipt of the Notice, we gave notice to Octanex and Strata to the effect that we did not wish to accept a reassignment of the Permits and, on October 3, 2007, we gave notice to BHP and Apache to the same effect.

     This has effectively provided Octanex and Strata with the opportunity to accept the assignment of our 25% interest in each of the Permits, from BHP and Apache. We were advised that Octanex and Strata have assigned the permits to United Oil & Gas Pty Ltd. The approximate dollar value of our 25% interest in the Permits is difficult to ascertain, but we estimate it as having no value, due to the fact that BHP and Apache, both active and well-respected exploration companies operating in Australia, have relinquished the permits, after spending a considerable amount of money on exploration, including seismic surveys.

Certain Relationships Between the Registrant and New Rocky
----------------------------------------------------------

     We own 100% of New Rocky's Common Stock. We have agreed to pay all New Rocky's and our own expenses incurred in connection with the Merger, in respect of this Merger Agreement and/or relating to the Merger Agreement; regardless of whether the Merger is consummated or not. Such expenses are expected to total approximately $300,000.

Reimbursement of Office Expenses
--------------------------------

     In 2007, we entered into a verbal agreement to reimburse Mr. E Geoffrey Albers, our substantial shareholder, with whose interests we share office space, for office space and overhead expenses. The total amount paid and payable to Mr E Geoffrey Albers for office usage during the year ended October 31, 2007 was $3,300.

Review, Approval or Ratification of Transactions with Related Persons
---------------------------------------------------------------------

     Given the small size of our company and the limited amount of activity undertaken by it, it is our unwritten policy to have all potential transactions material to our business reviewed by our Board of Directors. It is therefore our policy to have material transactions with related parties, including the transactions described elsewhere in this Item 13, reviewed by our Board of Directors. This policy was followed in connection with the transactions referred to elsewhere in this Item 13.

Director Independence
---------------------

     Messrs. Muzzin, Rubel, David Hill and William Hill are not independent directors within the meaning of the applicable rules of the NASDAQ, which generally provide, among other things, that an independent director is a director who is not an officer of the company and who does not have a relationship with the company that would interfere with the director's exercise of independent judgment.

     We do not have separately designated audit, compensation or nominating committees or committees performing similar functions. None of our directors is independent within the meaning of the applicable rules of the NASDAQ and the rules under the Securities Exchange Act of 1934, as amended, to which the applicable rules of the NASDAQ refer, for audit, compensation and nominating committee purposes.

Item 14. Principal Accountant Fees and Services.

     The following table set forth information on the fees billed to us by Causey Demgen & Moore, Inc. for professional services in the years ended October 31, 2007 and 2006:

                                     2007               2006


       Audit Fees (1)              $11,465            $12,481
       Audit-Related Fees               --                 --
       Tax Fees (2)                 $2,008             $1,300
       All Other Fees                   --                 --
                                   -------             -------
       Total                       $13,473             $13,781
                                   =======             =======

(1) Represents fees for professional services provided in connection with the integrated audit of our annual financial statements and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(2) Consists of fees billed for professional services for tax compliance, and tax advice. These services included assistance regarding federal, and state tax compliance and consultations.

Audit Committee Pre-Approval Policies and Procedures.
-----------------------------------------------------

     We do not have a separately designated audit committee or another committee performing similar functions.

     Our Board of Directors has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our Board of Directors pre-approves both the type of services to be provided by Causey Demgen & Moore, Inc. and the estimated fees related to these services.

     Our Board of Directors has determined that the provision of non-audit services by Causey Demgen & Moore, Inc. is compatible with maintaining its independence.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)

1.   Index to Consolidated Financial Statements

     The following Consolidated Financial Statements are filed as part of this annual report on Form 10-K:

     Report of Independent Registered Public Accounting Firm                  F1

     Consolidated Balance Sheets--October 31, 2007 and 2006                   F2

     Consolidated Statements of Operations--Years Ended
      October 31, 2007, 2006 and 2005                                      F3-F4

     Consolidated Statements of Stockholders' Equity--Years ended
      October 31, 2007 and 2006                                           F5-F10

     Consolidated Statements of Cash Flows--Years ended
      October 31, 2007, 2006 and 2005                                    F11-F12

     Notes to Consolidated Financial Statements                          F13-F22


2.   Financial Statement Schedules

     Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

3.   Exhibits

Exhibit
Number         Description
-------        -----------------------------------------------------------------
2.1            Agreement and Plan of Merger, dated as of October 10, 2007, by and among Rocky Mountain Minerals, Inc. and Rocky Mountain
               Minerals (DE), Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K (File No. 000-09060) filed with the Securities and
               Exchange Commission on October 16, 2007 and incorporated herein by reference).

3.1*           Restated Articles of Incorporation of Rocky Mountain Minerals,
               Inc.

3.2*           By-Laws of Rocky Mountain Minerals, Inc.

3.3* Statements Concerning Cumulative Convertible Preferred Stock, dated June 9, 1981 and December 28, 1981.

Exhibit
Number         Description
-------        -----------------------------------------------------------------

10.1* Carr-Boyd Farmin and Joint Venture Heads of Agreement, by and among RMMI Australia Pty Ltd, Eagle Bay Resources NL and Audax Resources Ltd, dated November 15, 2006.

10.2* Joint Venture Heads of Agreement, by and between RMMI Australia Pty Ltd and Eagle Bay Resources NL, dated December 6, 2006.

10.3* A non-negotiable convertible promissory note issued by Rocky Mountain Minerals, Inc. to Great Missenden Holdings Pty Ltd, dated April 30, 2007.

21*            List of subsidiaries.

23.1*          Consent of Causey Demgen & Moore, Inc.

31.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed herewith

(b)
     Not applicable.

(c)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Rocky Mountain Minerals, Inc.

                                   By:    /s/ Mark A. Muzzin
                                      ---------------------------------
                                   Mark A. Muzzin, President, Treasurer,
                                   Chief Financial Officer, Chairman and
                                   Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                               Title                           Date
----                               -----                           ----

/s/ Mark A Muzzin          President, Treasurer,
------------------         Chief Financial Officer,
Mark A. Muzzin             Chairman and Director              February 13, 2008

/s/David B. Hill           Director                           February 13, 2008
------------------
David B. Hill

/s/ W. Ray Hill            Director                           February 13, 2008
------------------
W. Ray Hill

s/John. B. Rubel           Director                           February 13, 2008
------------------
John B. Rubel

Consolidated Financial Statements

             REPORT OF INDEPENDENT PUBLIC REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rocky Mountain Minerals, Inc.

We have audited the accompanying consolidated balance sheet of Rocky Mountain Minerals, Inc. and subsidiary as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended October 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Minerals, Inc. and subsidiary as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ CAUSEY DEMGEN & MOORE INC.
                                                ------------------------------
                                                CAUSEY DEMGEN & MOORE INC.

Denver, Colorado
February 11, 2008


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 2006 and 2007

                                     ASSETS
(Dollar amounts in thousands)
                                                                   2006       2007
                                                                  -------    -------
Current assets:
         Cash                                                     $    48         37
         Prepaid Items                                                 --          4
                                                                  -------    -------

         Total current assets                                     $    48         41

Assets held for sale-net (Note 2)                                     150        150
Investment in joint venture  (Note 3)                                 108          4
Deferred offering costs                                                --         68
                                                                  -------    -------
         Total Assets                                             $   306    $   263
                                                                  =======    =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
         Accounts payable                                         $     1    $    38
         Accrued interest-related party (Note 5)                        5         11
         Accrued registration costs                                    40         --
         Note payable - related party net of
               discount of $11                                         --        289
                                                                  -------    -------
         Total current liabilities                                     46        338

Long term liabilities:
         Note payable-related party (Note 5)                           23         --
                                                                  -------    -------
         Total long term liabilities                                   23         --


Stockholders' equity(deficit) (Notes 2, 6 and 7):
      Preferred stock, $.05 par value, 50,000,000 authorized;
         44,000,000 designated as $.015 cumulative convertible;
         and 44,000,000 (2006 and 2007) shares issued and
         outstanding (aggregate liquidating preference
         $14,886 (2006) and $15,546 (2007)                          2,200      2,200
      Common stock, $.001 par value; 250,000,000 shares
         authorized, 100,712,039 (2006) and 102,176,139 (2007)
         issued and outstanding                                       101        102
      Capital in excess of par value                                3,971      4,027
      Accumulated other comprehensive income (loss)                    --        (12)
      Deficit accumulated during the development stage             (6,035)    (6,392)
                                                                  -------    -------

         Total stockholders' equity (deficit)                         237        (75)
                                                                  -------    -------
         Total liabilities and stockholders' equity (deficit)     $   306    $   263
                                                                  =======    =======

                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

       For the years ended October 31, 2005, 2006 and 2007 and Cumulative
            Amounts from Inception (May 19, 1978) to October 31, 2007

(Dollar amounts in thousands)
                                                                                                  Cumulative
                                                                                                    amounts
                                                                                                      from
                                                                                                   inception
                                                                  For the year ended October 31,    (May 19,
                                                                    2005       2006      2007        1978)
                                                                  -------    -------    -------    -----------
                                                                                                   (Unaudited)
Revenues:
         Interest                                                 $    --    $     1    $     2    $       284
         Royalty and lease income                                      --         --         --            211
         Gain on sale of machinery and equipment                       --         --         --            100
         Gain on sale of mining claims                                 --         --         --             12
         Gain on sale of undeveloped oil and gas properties            --         --         --             35
         Milling-custom                                                --         --         --             14
         Gold and silver sales                                         --         --         --            177
         Equity in subsidiary earnings (losses) (Note 4)               --         --         --            (96)
         Gain on sale of securities (Note 4)                           --         --         --            137
                                                                  -------    -------    -------    -----------
                                                                       --          1          2            874
Costs and expenses:
         Write-down of mill and mineral interests (Note 2)             --         --         --          3,201
         Loss on disposal of equipment and assets held for sale
         (Note 2)                                                      --         --         --             34
         Cost of milling and exploration                               --         --         84            344
         General and administrative                                   399         24        138          3,281
         Abandonment of non-producing mineral interests                --         --        108            184
         Depreciation, depletion and amortization                      --         --         --
                                                                                                           286
         Interest                                                      --          5         29            838
                                                                  -------    -------    -------    -----------
                                                                      399         29        359          8,168
                                                                  -------    -------    -------    -----------
Loss before extraordinary item                                       (399)       (28)      (357)        (7,294)

                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS

       For the years ended October 31, 2005, 2006 and 2007 and Cumulative
            Amounts from Inception (May 19, 1978) to October 31, 2007

                         (Continued from preceding page)
(Dollar amounts in thousands)
                                                                                             Cumulative
                                                                                               amounts
                                                                                                from
                                                                                             inception
                                                             For the year ended October 31,   (May 19,
                                                              2005        2006       2007       1978)
                                                             -------    --------   --------  -----------
                                                                                             (Unaudited)
Extraordinary gain on extinguishment of debt                      --          --         --         902
                                                             -------    --------   --------   ---------

         Net loss (Note 8)                                   $  (399)   $    (28)  $   (357)  $  (6,392)
                                                             =======    ========   ========   =========

Basic and fully diluted loss per common share (Note 9):
         Loss before extraordinary item                      $   (*)    $     (*)  $    (*)   $   (0.11)
         Extraordinary gain on extinguishment of debt             --          --         --        0.01
                                                             -------    --------   --------   ---------

         Basic and fully diluted net loss per common share   $   (*)    $     (*)  $    (*)   $   (0.10)
                                                             =======    ========   ========   =========

*Less than $.01 per share

                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          For the period from Inception
                       (May 19, 1978) to October 31, 2007

               Information pertaining to the period from Inception
                 (May 19, 1978) to October 31, 1998 is unaudited

(Dollar amounts in thousands)

                                                                                                                  Deficit
                                                                                                              accumulated
                                                                                                   Capital in  during the
                                                           Preferred stock      Common stock       excess of  development
                                                           Shares   Amount    Shares     Amount    par value        stage
                                                           ------   ------   ---------   -------   ---------   ----------
                                                                                                               (Unaudited)
Issuance of common stock:
         For undeveloped mineral interest at $.10 per
         share in 1978                                        --   $   --       45,000   $     --   $      4   $     --
         For undeveloped mineral interest and services
         at $.10 per share in 1978                            --       --       20,000         --          2         --
         To a director for cash and royalty interest in oil
         lease at $.0125 per share in 1978                    --       --    1,000,000          1         12         --
         For cash:
         at $.025 per share, pursuant to private
         placement memorandum in 1978 and 1979                --       --    3,467,000          3         83         --
         at $.0125 per share in 1978                          --       --      800,000          1          9         --
         To officers and directors for cash and use of
         library at $.003 per share in 1979                   --       --    4,500,000          5          9         --
         For undeveloped mineral and oil and gas
         interests at $.12 per share in 1979                  --       --       80,000         --         10         --
         For cash at $.10 per share, pursuant to public
         offering, less $187,696 issue costs in 1979          --       --   12,000,000         12      1,000         --

Sale of common stock at $.28225 per share
         pursuant to private placement memorandum
         in 1980 (Note 2)                                     --       --    1,400,000          1        394         --


                          (Continued on following page)

                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2007

 Information pertaining to the period from Inception (May 19, 1978) to October
                             31, 1998 is unaudited

                        (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                                                   Deficit
                                                                                                               accumulated
                                                                                                  Capital in    during the
                                                             Preferred stock       Common stock    excess of   development
                                                             Shares    Amount     Shares   Amount  par value         stage
                                                           ----------  ------    -------   ------  ---------     ---------
                                                                                                                (Unaudited)
Issuance of common stock:
         For cash and services at $.1925 per share
         in 1981                                                   --     --     200,000     --          38         --
         For extended option at $.125 per share in 1981            --     --     100,000     --          12         --

Issuance of preferred stock for cash at $.10 per
         share pursuant to a public offering, less
         $514,000 issue costs in 1982 (Note 6)             30,000,000  1,500          --     --         986         --

Issuance of common stock:
         Partial consideration for mining property at
         $.10 per share in 1982 (Note 2)                           --     --   2,500,000      3         248         --
         For extended purchase option at $.1875 per
         share in 1982 (Note 2)                                    --     --      30,000     --           6         --
         To an officer for debt settlement at $.04 per
         share in 1982                                             --     --     250,000     --          10         --
         For cash at $.01 per share in 1982                        --     --     250,000     --           2         --
         For services at $.10 per share in 1983                    --     --      30,000     --           3         --
         For services at $.03 per share in 1983                    --     --     250,000     --           7         --
Conversion of preferred stock into common stock
         in 1983                                           (1,974,700)   (99)    789,880      1          98         --

                          (Continued on following page)

                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2007

Information pertaining to the period from Inception (May 19, 1978) to October
31, 1998 is unaudited

                         (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                                                    Deficit
                                                                                                                accumulated
                                                                                                   Capital in    during the
                                                              Preferred stock       Common stock    excess of   development
                                                              Shares    Amount     Shares   Amount  par value         stage
                                                             ---------  ------   ---------  ------  ---------     ---------
                                                                                                                 (Unaudited)
Issuance of common stock for cash at $.075 per
         share, in a private placement in 1984                     --      --    1,000,000       2       74            --
Conversion of preferred stock into common stock
         in 1984                                               (5,500)     --        2,200      --       --            --
Issuance of common stock:
         To an officer and director for services valued
         at $.01 per share in 1986                                 --      --    3,000,000       3       27            --
         For settlement of debt at $.015 per share in 1987         --      --      200,000      --        3            --
         For cash at $.0167 per share, pursuant to
         private placement in 1987                                 --      --   10,975,000      11      172            --
         To an officer and director for royalty interest at
         $.01 per share in 1987 (Note 2)                           --      --      500,000       1        4            --
         To an officer and director and shareholder for
         past services at $.01 per share in 1987                   --      --    2,900,000       3       26            --
         For settlement of debt in 1987:
         at $.015 per share                                        --      --    1,933,334       2       27            --
         at $.03 per share                                         --      --      400,000      --       12            --
         at $.02 per share                                         --      --       97,085      --        2            --
Conversion of preferred stock into common
         stock in 1987                                       (250,000)    (12)     100,000      --       12            --

                          (Continued on following page)

                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2007

Information pertaining to the period from Inception (May 19, 1978) to October
31, 1998 is unaudited

                         (Continued from preceding page)
(Dollar amounts in thousands)
                                                                                                                    Deficit
                                                                                                                accumulated
                                                                                                   Capital in    during the
                                                              Preferred stock       Common stock    excess of   development
                                                              Shares    Amount     Shares   Amount  par value         stage
                                                             ---------  ------   ---------  ------  ---------     ---------
                                                                                                                 (Unaudited)

Capital contribution of equipment by an officer
         and director in 1987                                       --     --           --      --         1           --

Issuance of common stock:
         To an officer and director for past services
         valued at $.03 per share in 1988                           --     --      500,000       1        14           --
         For cash at $.03 per share, pursuant to stock
         purchase agreement, net of offering costs of
         $60,797 in 1988 (Note 7)                                   --     --   33,333,000      33       906           --
         To officers, directors and other individuals
         For royalty interests at $.01 per share in 1988
         (Note 2)                                                   --     --    1,925,000       2        17           --
Conversion of preferred stock into common stock
         in 1988                                            (1,253,325)   (63)     501,330       1        62           --

Cancellation of common stock in 1989                                --     --      (10,000)     --        --           --

Conversion of preferred stock into common stock
         in 1989                                               (20,000)    (1)       8,000      --         1           --

Conversion of preferred stock into common stock
         in 1990                                              (256,025)   (13)     102,410      --        13           --

                          (Continued on following page)

                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2007

Information pertaining to the period from Inception (May 19, 1978) to October
31, 1998 is unaudited

                         (Continued from preceding page)

(Dollar amounts in the thousands)
                                                                                                                    Deficit
                                                                                                                accumulated
                                                                                                   Capital in    during the
                                                        Preferred stock           Common stock      excess of   development
                                                    Shares         Amount      Shares       Amount  par value         stage
                                                    -----------    -------    -----------   ------  ---------   -----------
                                                                                                                (Unaudited)
Conversion of preferred stock into common
         stock in 1991                                 (635,000)       (32)       254,000       --         32            --
Conversion of preferred stock into common stock
         in 1992                                       (697,000)       (35)       278,800       --         35            --
Net loss for the period from inception to October
         31, 1998                                            --         --             --       --         --        (4,911)
                                                    -----------    -------    -----------   ------   --------   -----------
Balance, October 31, 1998(unaudited)                 24,908,450      1,245     85,712,039       86      4,373        (4,911)
Net loss for the year ended October 31, 1999                 --         --             --       --         --           (30)
                                                    -----------    -------    -----------   ------   --------   -----------
Balance, October 31, 1999                            24,908,450      1,245     85,712,039       86      4,373        (4,941)
Net loss for the year ended October 31, 2000                 --         --             --       --         --           (34)
                                                    -----------    -------    -----------   ------   --------   -----------
Balance, October 31, 2000                            24,908,450      1,245     85,712,039       86      4,373        (4,975)
Net loss for the year ended October 31, 2001                 --         --             --       --         --           (91)
                                                    -----------    -------    -----------   ------   --------   -----------
Balance, October 31, 2001                            24,908,450      1,245     85,712,039       86      4,373        (5,066)
Net loss for the year ended October 31, 2002                 --         --             --       --         --          (123)
                                                    -----------    -------    -----------   ------   --------   -----------
Balance, October 31, 2002                            24,908,450      1,245     85,712,039       86      4,373        (5,189)

                        (Continued on the following page)

                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2007

Information pertaining to the period from Inception (May 19, 1978) to October
31, 1998 is unaudited

                         (Continued from preceding page)

(Dollar amounts in the thousands)
                                                                                                      Accum
                                                                                                      other      Deficit
                                                                                          Capital in  compre     during the
                                          Preferred stock            Common stock         excess      hensive    development
                                         Shares       Amount      Shares        Amount    par value   loss       stage
                                      ------------   -------    ------------    ------    ----------  --------   -----------
                                                                                                                 (Unaudited)
Issuance of stock for
  the investment in
  joint venture (Note 3)                19,091,550       955     15,000,000        15          (652)       --             --

Net loss for the year
  ended October 31, 2003                        --        --             --        --            --        --           (366)
                                      ------------   -------    ------------    ------    ----------   -------   -----------
Balance, October 31, 2003               44,000,000     2,200    100,712,039       101         3,721        --         (5,555)
Net loss for the year ended
   October 31, 2004                             --        --             --        --            --        --            (53)
                                      ------------   -------    ------------    ------    ----------   -------   -----------
Balance, October 31, 2004               44,000,000     2,200    100,712,039    $  101    $    3,721        --         (5,608)

Reconveyance of stock from
  Exmouth Joint Venture
  (Note 3)                                      --        --    (10,000,000)      (10)         (140)       --             --
Issuance of common stock
  to directors
     At $ .03/share  (Note 11)                  --        --      6,000,000         6           174        --             --
Net loss for the year ended
  October 31, 2005                              --        --             --        --            --        --           (399)
                                      ------------   -------    ------------    ------    ----------   -------   -----------
Balance, October 31, 2005               44,000,000   $ 2,200     96,712,039    $   97    $    3,755        --         (6,007)

Issuance of Common Stock
  to directors
     At $.055/share  (Note 11)                  --        --      4,000,000         4           216        --             --
Net loss for the year ended
  October 31, 2006                              --        --             --        --            --        --            (28)
                                      ------------   -------    ------------    ------    ----------   -------   -----------
Balance, October 31, 2006               44,000,000   $ 2,200    100,712,039    $  101    $    3,971        --         (6,035)

Issuance of common stock:
       For settlement of debt at $.02
       per share                                --        --      1,464,100         1            37        --             --
Beneficial conversion privilege for
       Convertible note payable                 --        --             --        --            19        --             --
Foreign currency exchange loss                  --        --             --        --            --       (12)            --
Net loss for the year ended
  October 31, 2007                              --        --             --        --            --        --           (357)

Balance, October 31, 2007               44,000,000   $ 2,200    102,176,139    $  102    $    4,027       (12)        (6,392)
                                        ==========   =======   ============    ======    ==========    ======    ===========

                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended October 31, 2005, 2006 and 2007 and Cumulative Amounts from
Inception (May 19, 1978) to October 31, 2007

         (Dollar amounts in thousands)
                                                                                         Cumulative
                                                                                            amounts
                                                                                               from
                                                                                          inception
                                                          2005      2006      2007    (May 19, 1978)
                                                         ------    ------    ------    ------------
Cash flows from operating activities:
    Net loss                                             $ (399)   $  (28)     (357)         (6,392)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Loss from subsidiary                                     --        --        --              96
    Depreciation, depletion and amortization                 --        --        --             286
    Write-down of mill and mineral interests                 --        --        --           3,201
    Abandonment of non-producing mineral interests           --        --       108             184
    Gain on sale of mineral interests and oil and gas
    Properties                                               --        --        --             (57)
    Gain on disposal of machinery and equipment              --        --        --             (73)
    Amortization of deferred revenue                         --        --        --             (24)
    Advance royalties                                        --        --        --              28
    Issuance of common stock for services                   180       220        --             505
    Change in assets and liabilities:
    (Increase) decrease in prepaid expenses & deposits       --        --        (4)             (4)
    (Increase) decrease in deferred offering costs           --        --       (68)            (68)
    Increase (decrease) in accounts payable                 187      (215)       37              43
    Increase(decrease) in accrued expenses                   --        --       (30)            (30)
    Gain (loss) from foreign currency conversion             --        --       (12)            (12)
    Cost of beneficial conversion                            --        --        19              19
                                                         ------    ------    ------    ------------
    Net cash used in operating activities                   (32)      (23)     (307)         (2,298)
                                                         ------    ------    ------    ------------


                          (Continued on following page)

                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended October 31, 2005, 2006 and 2007 and Cumulative Amounts from
Inception (May 19, 1978) to October 31, 2007


                         (Continued from preceding page)
(Dollar amounts in thousands)

                                                                                Cumulative
                                                                                   amounts
                                                                                      from
                                                                                 inception
                                                   2005     2006      2007   (May 19, 1978)
                                                  ------   ------    ------    ------------
Cash flows from operating activities:

   Proceeeds from sale of assets held for sale,
   mineral interests , oil and gas properties        100       --        --             595
   Acquisition of:
   Mineral interests and oil and gas properties       --       --        --          (3,414)
   Mill and equipment                                 --       --        --            (395)
   Other                                              --       --        (4)            (62)
                                                  ------   ------    ------    ------------

   Net cash used in investing activities             100       --        (4)         (3,276)
                                                  ------   ------    ------    ------------
Cash flows from financing activities:
   Proceeds from:
   Sale of common stock - net                         --       --        --           2,802
   Sale of preferred stock - net                      --       --        --           2,486
   Borrowing from related party                        1       --       300             323
                                                  ------   ------    ------    ------------
                                                       1       --       300           5,611
                                                  ------   ------    ------    ------------

Increase (decrease) in cash                           69      (23)      (11)             37

Cash at beginning of period                            2       71        48              --
                                                  ------   ------    ------    ------------
Cash at end of period                             $   71       48        37              37
                                                  ======   ======    ======    ============

Supplemental disclosure of non-cash investing financing activities (Note 3):

     During 2005, 10,000,000 shares of common stock valued at $150,000 were conveyed from Exmouth Joint Venture


                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005, 2006 and 2007

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

Basis of presentation:

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at October 31, 2007 had minimal cash. As a development stage company, the Company relies on infusions of cash through the sale of assets held for sale, the performance of its investment in joint venture and the issuance of equity capital. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

To meet the Company's working capital requirements, the Company or, if the such financing is undertaken following the Merger, New Rocky, may seek to undertake a capital raising from a variety of sources, or a partial or complete sale of our exploration interest or interests.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Significant items subject to such estimates and assumptions include the carrying value of assets held for sale and long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005, 2006 and 2007

1.   Organization and summary of significant accounting policies (continued)

Principles of Consolidation:

The Consolidated Financial Statements include the accounts of Rocky Mountain Minerals, Inc. and its subsidiary, RMMI Australia Pty Ltd. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company's operations, including the Australian operations, is the U.S. dollar.

Depreciation, depletion and amortization:

Depreciation was provided by the Company on the straight-line and declining balance methods.

Depletion of developed mineral interests (mine dumps and tailings) was computed by the unit-of-production method based on estimated recoverable quantities of gold and silver.

Undeveloped mineral interests and oil and gas properties:

The Company utilized the "successful efforts" method of accounting for undeveloped mineral interests and oil and gas properties. Capitalized costs were charged to operations at the time the Company determined that no economic reserves existed. Costs of sampling and retaining undeveloped properties were charged to expense when incurred.

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units of production method over the estimated life of the ore body based on estimated recoverable ounces or pounds in proven and probable reserves.

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

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005, 2006 and 2007

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

Unaudited financial statements:

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations and cash flows for the period from inception (May 19, 1978) to October 31, 2007.

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

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005, 2006 and 2007
(continued)

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

During 2002 and 2003 the Company sold all its interest in the thirteen patented claims, together with the dump and tailings material and equipment, that it purchased from Rochester Enterprises, Ltd. for a total of $82,000. The Company is pursuing the sale of the additional eighteen claims in the district.

3.   Investment in joint ventures

In April 2003 the Registrant acquired a 25% interest in two petroleum exploration permits, WA-329-P and WA-322-P, in the North West Shelf area of the Carnarvon Basin, offshore Western Australia, from two unlisted public companies. Mr. E. G. Albers, a former member of the Registrants' board and a significant shareholder, is a shareholder and director of these two public companies.

The area represented by the permits is approximately 356,000 acres, and the project is known as the Exmouth Joint Venture Project. In agreeing to earn a 25% interest in the project, the Registrant issued 5,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $0.015 Cumulative Convertible Preferred Stock. The Company

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005, 2006 and 2007
(continued)

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

In July 2005 the Exmouth Joint Venture finalized a second transaction for the sale of WA-320-P to BHP Billiton Petroleum and Apache Northwest Pty Ltd. The sale consists of the buyers becoming responsible for the terms and conditions of the WA-329-P permit, the payment of $400,000, which was received on August 9, 2005, a deferred cash payment of $1,000,000 contingent upon the drilling of a well, and the grant of an overriding royalty interest ranging from 2.75 to 3.75 percent on WA-329-P.

On September 17, 2007, we received notice from, respectively, BHP and Apache that BHP intended to surrender, effectively, to the State of Western Australia, Australia, Permit 322, and BHP and Apache intended to surrender, effectively, to the State of Western Australia, Australia, Permit 329. On October 1, 2007, following the receipt of the Notice, we gave notice to Octanex and Strata to the effect that we did not wish to accept a reassignment of the Permits and, on October 3, 2007, we gave notice to BHP and Apache to the same effect. The Company has recorded an impairment loss of $107,929 at October 31, 2007.

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

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005, 2006 and 2007

5.   Note payable-related party

Mr. E. Geoffrey Albers, a former director of the Company who retired on July 31, 2006 and a holder of more than 5% of the common stock, is a director and shareholder of Great Missenden Holdings Pty Ltd. In May 2004, the Company signed a Promissory Note Agreement with Great Missenden Holdings whereby the company borrowed $22,000.
During the year ended October 31, 2007, the note was converted into 1,464,100 shares of common stock. The note bore interest of 10% per annum and was payable on or before May 1, 2007. The note was convertible into shares of the Company's common stock at any time after 18 months on the basis of 50,000 shares of common stock for every $1,000. On conversion to equity, the Company recorded an expense of $9,141.

On April 30, 2007, the Company entered into a non-negotiable convertible promissory note with Great Missenden Holdings Pty. Ltd. Pursuant to the Note, Great Missenden Holdings Pty Ltd has advanced an aggregate total of $300,000.The Note bears interest at a rate of 9% per annum, and is payable in full on June 30, 2008. The principal amount then outstanding under the Note is convertible by Great Missenden Holdings Pty Ltd at any time into shares of common stock of the Company at a conversion price of $0.025 per share. In addition, the Note is automatically convertible immediately prior to a merger of the Company with a wholly-owned Delaware subsidiary of the Company, into such number of shares of the Company's common stock which would result in the Lender owning 10% of the outstanding shares of the Delaware subsidiary after the merger. The Company recorded a discount on the note of $18,750 relating to the beneficial conversion feature. This discount will be amortized to interest expense over the term of the debt.

6.   Preferred stock

During fiscal 1981, the stockholders voted to amend the Articles of Incorporation to authorize the issuance of preferred stock having a par value of $.05. The Board of Directors designated 44,000,000 shares of the preferred stock as $.015 cumulative convertible preferred stock (hereinafter referred to as "preferred stock"). The holders of the preferred stock are, subject to declaration, entitled to receive $.015 per share annual dividends, and $.10 per share, plus accrued but unpaid dividends, upon liquidation, dissolution or winding up of the Company. The dividends, which may be paid in cash, common stock or gold, are payable annually, if and when declared by the Board of Directors only from earned surplus. Cumulative dividends in arrears as of October 31, 2007 amount to $11,146,163 ($.255 per share). Each share of the preferred stock is convertible by the holder, at his option, into .4 shares of common stock. The preferred stock may be called for redemption at $.15 per share, plus accrued but unpaid dividends, either in cash, in common stock or gold. As no profit has been achieved and as no dividends have been declared, no provision has been made for unpaid dividends. (See Note 7)

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005, 2006 and 2007

7.   Common stock

In connection with a stock purchase agreement consummated on April 22, 1988, with Quillium Nominees Pty., Ltd. (Quillium) pursuant to which 33,333,000 shares of the Company's restricted common stock were issued, the Company agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, for the 33,333,000 shares issued under the agreement. This has not been performed as of October 31, 2007.

On October 10, 2007, the Comapny entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Rocky Mountain Minerals (DE), Inc., a Delaware corporation ("New Rocky"), our wholly-owned subsidiary. Under the Merger Agreement, (a) holders of our common stock, par value $0.001 per share (other than holders who exercise and perfect their dissenters' rights and the registrant itself as a holder of treasury shares) will receive, in consideration for each share of such common stock they own, 0.195 shares of common stock, $0.0001 par value, of New Rocky ("New Rocky's Common Stock") and cash in lieu of any fractional shares, and (b) holders of our preferred stock, par value $0.05 per share (other than holders who exercise and perfect their dissenters' rights and the registrant itself as a holder of treasury shares) will receive, in consideration for each share of such stock they own, 0.36535 shares of New Rocky's Common Stock and cash in lieu of any fractional shares (the "Merger").

In the Merger, the Company will be merged with and into New Rocky, New Rocky will survive the Merger, and the Company will cease to exist as a separate corporate entity. The Merger will not result in any other change in our business, management, fiscal year, assets, liabilities, or location of our principal facilities.

The consummation of the Merger is subject to (a) the Company's approval as New Rocky's sole shareholder, (b) the approval of the Company's shareholders in accordance with applicable provisions of the Wyoming Business Corporation Act, and (c) any and all consents, permits, authorizations, approvals, and orders deemed, in our sole discretion, to be material to consummation of the Merger, including, without limitation, an authorization of New Rocky's Common Stock for quotation on the Over The Counter Bulletin Board (the "OTCBB"), having been obtained.

A date for closing the Merger has not yet been determined.

8.   Income taxes

At October 31, 2007 , the Company had net operating loss carryforwards for tax purposes of approximately $1,514,000. If not used to offset future taxableincome, the carryforwards will expire as follows:

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005, 2006 and 2007
(continued)


         Fiscal Year of expiration                    Amount $
         ------------------------------              ----------

                  2008                                 33,000
                  2010                                108,000
                  2011                                 25,000
                  2017                                125,000
                  2019                                 29,000
                  2020                                 35,000
                  2021                                 89,000
                  2022                                135,000
                  2023                                 98,000
                  2024                                 53,000
                  2025                                399,000
                  2026                                 28,000
                  2027                                357,000

At October 31, 2005, 2006 and 2007 , total deferred tax assets and valuation allowances are as follows:

     Deferred tax assets resulting       2005         2006          2007
                                     ----------    ----------    ----------
     Net operating loss                 457,000       439,000       530,000
     Write-down of assets held          612,000       612,000       612,000
                                     ----------    ----------    ----------
     Total                            1,069,000     1,051,000     1,142,000
     Less valuation allowance        (1,069,000)   (1,051,000)    1,142,000
                                     ----------    ----------    ----------
                                     $       --    $       --    $       --
                                     ==========    ==========    ==========

A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

9.   Basic and fully diluted loss per common share

Basic and fully diluted loss per common share is based on the weighted average number of shares of common stock outstanding during each year, 100,049,025 in 2005, 99,901,080 in 2006, and 100,912,601 in 2007 and 67,521,425 shares for the period from May 19, 1978 through October 31, 2007. Basic and fully diluted earnings per share are the same in loss years.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005, 2006 and 2007

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

11.  Related party transactions

In 2007, the Company entered into a verbal agreement to reimburse Mr E Geoffrey Albers for office space and overhead. Total amounts paid and payable to Mr E Geoffrey Albers for office usage during the year ended October 31, 2007 was $3,300.

During 2005, the Company issued an aggregate of 6,000,000 shares of common stock to two officers of the Company for prior services valued at $180,000. In 2006, the Company issued an aggregate of 4,000,000 shares of common stock to two officers of the Company for services during 2006 valued at $220,000.

12.  Recent accounting pronouncements

During the past year the Financial Accounting Standards Board (FASB), issued several new accounting pronouncements. Following are certain of those pronouncements that may have some applicability to the Company and its subsidiary.


FAS No. 157
In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 157, Fair Value Measurements, which establishes a fair value hierarchy to measure assets and liabilities, and expands disclosures about fair value measurements. FAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, of the adoption of FAS 157 on our financial statements.

FAS No. 159
In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FAS 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2005, 2006 and 2007
(continued)

recognized in earnings. FAS 159 also establishes additional disclosure requirements. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts FAS No.
157. We are currently evaluating whether to adopt FAS 159 and, if adopted, the impact of such adoption.

FIN 48 - Public Disclosure
On November 1, 2007, we will adopt the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FAS 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 had an immaterial impact on our financial position and our results of operations.

13.  Unaudited quarterly financial data

The following table represents the unaudited quarterly operating results of the Company for each quarter within the past two years.


                                        Jan 3     Apr 30,     Jul 31,    Oct 31,
                                        2006       2006        2006       2006
                                        -----     -------     -------    -------
Net revenues                             --         --         --         --

Net loss                                (16)        (3)        (5)        (4)

Net loss per share                      $ (*)      $ (*)      $ (*)      $ (*)



                                        Jan 3     Apr 30,     Jul 31,    Oct 31,
                                        2006       2006        2006       2006
                                        -----     -------     -------    -------
Net revenues                             --          --          --          --

Net loss                                (22)        (32)        (80)       (223)

Net loss per share                     $ (*)       $ (*)       $ (*)       $ (*)


 * less than $.01 per share