Form 10-Q
period 2008-01-31
ROCKY MOUNTAIN MINERALS INC
filed 2008-03-17
CIK 312583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2008

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

Commission File Number:  0-9060

                          ROCKY MOUNTAIN MINERALS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

             Wyoming                                      83-0221102
             -------                                      ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation of organization)

                 2480 North Tolemac Way, Prescott, Arizona 86305
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (928) 778 1450
                                 --------------
              (Registrant's telephone number, including area code)


                                       N/A
              (Former name, former address and formal fiscal year,
                         if changes since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [  ]                        Accelerated filer [  ]

     Non-accelerated filer [  ] (Do not check if smaller reporting company)

     Smaller reporting company [x]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

102,176,139 shares of common stock, $0.001 par value, as of March 12, 2008.

                                    FORM 10-Q

                              For the Quarter Ended
                                January 31, 2008

                                Table of Contents


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                  Consolidated Balance Sheets, January 31, 2008 (unaudited) and October 31, 2007 (audited)

                  Consolidated Statement of Operations for the three months ended January 31, 2008 and 2007, and cumulative since inception (unaudited)

                  Consolidated Statements of Cash Flows for the Three Months Ended January 31, 2008 and 2007, and cumulative since inception (unaudited)

                  Notes to Consolidate Financial Statements (unaudited)

         Item 2.  Management's Discussion and Analysis and Results of
                  Operations.

         Item 4T.  Controls and Procedures.

Part II. OTHER INFORMATION

         Item 6.  Exhibits.

         Signatures

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                      October 31, 2007 and January 31, 2008

                                     ASSETS

                  (Amounts in thousands, except per share data)


                                                         October 31, January 31,
                                                               2007        2008
                                                           (Audited) (Unaudited)
ASSETS                                                   ----------  ----------
Current Assets:
         Cash                                                  $ 37         $  2
         Prepaid items                                            4            8
                                                               ----         ----
Total current assets                                           $ 41         $ 10


Assets held for sale-net (Note 2)                               150          150
Investment in joint venture (Note 3)                              4           --
Deferred offering costs                                          68           68
                                                               ----         ----


TOTAL ASSETS                                                   $263         $228
                                                               ====         ====



                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                      October 31, 2007 and January 31, 2008

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                  (Amounts in thousands, except per share data)

                                                         October 31, January 31,
                                                               2007        2008
                                                           (Audited) (Unaudited)
                                                         ----------  ----------
Current liabilities:
   Accounts payable                                         $    38     $    81
   Accrued Interest-related party (Note 4)                       11          17
   Accrued expenses                                              --           9
   Note Payable - related party net
   of discount of $11 (2007) and $7 (2008) (Note 4)             289         293
                                                            -------     -------
   Total current liabilities                                    338         400

Stockholders' equity (deficit):
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                                   2,200       2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized,
     102,176,139 (2007) 102,176,139
     (2008) shares issued and
     outstanding                                                102         102

   Capital in excess of par value                             4,027       4,027
   Accumulated other comprehensive income (loss)                (12)        (15)
   Deficit accumulated during the
     exploration stage                                       (6,392)     (6,486)
                                                            -------     -------

Total stockholder's equity (deficit)                            (75)       (172)
                                                            -------     -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (deficit)                              $   263     $   228
                                                            =======     =======


                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                  (Amounts in Thousands, except per share data)

                                         For the Three Months      Cumulative
                                           Ended January 31,    amounts since
                                           2007        2008         inception
                                          --------   -------    -------------

Revenues                                  $    --    $    --    $         874
                                          --------   -------    -------------

Costs and expenses:
Mill expense                                   10         51            3,814
           General and administrative          12         32            3,313
Depreciation, depletion
and amortization                               --         --              286
Interest                                       --         11              849
                                          --------   -------    -------------
Total costs and expenses                       22         94            8,262

Loss before
extraordinary item                            (22)       (94)          (7,388)
Extraordinary gain on
extinguishment of debt                         --         --              902
                                          --------   -------    -------------

Net loss (Note 2)                         $   (22)   $   (94)          (6,486)
                                          =======    =======    =============

Basic and fully diluted loss per
  common share (Note 8):

Loss before extraordinary item            $     *    $     *    $        (.11)
Extraordinary gain on
extinguishment of debt                         --         --              .01
                                          =======    =======    =============

Loss per share                            $     *    $     *    $        (.10)
                                          =======    =======    =============

*Less than $0.01 per share.

                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                  (Amounts in Thousands, except per share data)

                                                                      Cumulative
                                                 For the Three Months   Amounts
                                                   Ended January 31,     since
                                                   2007        2008    inception
                                                  -------    -------    -------
   Net loss                                       $   (22)   $   (94)    (6,486)
   Adjustments to reconcile net
   loss to net cash used in
      operating activities:
     Write-downs and asset sales                       --         --      3,355
   Depreciation, depletion
      and amortization                                 --         --        286
   Common stock issued for
      Services                                         --         --        505
     Changes in assets and liabilities:
          Prepaid expenses and deposits                --          4         --
          Deferred offering costs                      --         --        (68)
         Accounts payable                               8         43         86
         Accrued expenses                              --         15        (14)
         Gain(loss) from foreign currency              --         (3)       (15)
        Cost of Beneficial Conversion                  --          4         22
                                                  -------    -------    -------
   Net cash used in operating
         activities                                   (14)       (31)    (2,329)

Cash flows from investing activities:
   Proceeds from sale of assets                        --         --        320
   Acquisition of assets                              (10)        (4)    (3,600)
                                                  -------    -------    -------

Net cash used in
  investing activities                                (10)        (4)    (3,280)
                                                  -------    -------    -------

Cash flows from financing activities:
 Proceeds from Stock and
   borrowings                                          --         --      5,611
                                                  -------    -------    -------

Increase (Decrease) in cash                           (24)       (35)         2

Cash at beginning of period                            48         37         --
                                                  -------    -------    -------

Cash at end of period                             $    24    $     2    $     2
                                                  =======    =======    =======


                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended January 31, 2008 and January 31, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007 as filed with the Securities and Exchange Commission (the "SEC").

1.   Organization and summary of significant accounting policies

Organization:

Rocky Mountain Minerals, Inc. (the "Company") was incorporated on February 21, 1974, and began operations on May 19, 1978 (inception) and is considered to be a mining company in the exploratory stage and a development stage company as defined by SFAS No. 7, and since inception, has been engaged in the acquisition of mineral interests, oil and gas properties and leases, financing activities, and initiated milling of the Company's mine tailings in 1983. During the year ended October 31, 1982, the Company disposed of the majority of its then oil and gas properties. In January 1984, the Company discontinued milling. Subsequent to October 31, 1991, the Company was inactive and had limited receipts and expenditures until 2003 when the Company issued stock for an investment in a joint venture.

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

To meet the Company's working capital requirements, the Company or, if the such financing is undertaken following the Merger (as described below and elsewhere in this Quarterly Report), New Rocky, may seek to undertake a capital raising from a variety of sources, or a partial or complete sale of our exploration interest or interests.

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

On November 30, 1981, the Company closed the agreement with Rochester Enterprises, a Montana limited partnership, acquiring 11 patented lode mining claims, certain improvements, buildings and machinery, and certain mill tailings and mine dumps located in Montana for a purchase price totalling $3,029,765 and 2,530,000 shares of the Company's common stock. Pursuant to the agreement, the Company agreed, on a one-time basis only, to prepare and file a registration statement under the Securities Act of 1933, as amended, or a notification of exemption pursuant to Regulation A, if available, from such act at its expense to sell or otherwise dispose of any of the shares issued to Rochester under the agreement, upon the request of any one or more of the partners of Rochester.

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

3.   Investment in joint ventures

In April 2003 the Company acquired a 25% interest in two petroleum exploration permits, WA-329-P and WA-322-P, in the North West Shelf area of the Carnarvon Basin, offshore Western Australia, from two unlisted public companies. Mr. E. G. Albers, a former member of the Company's board and a significant shareholder, is a shareholder and director of these two public companies.

The area represented by the permits was approximately 356,000 acres, and the project was known as the Exmouth Joint Venture Project. In agreeing to earn a 25% interest in the project, the Company issued 5,000,000 shares of Restricted Common Stock and 19,091,550 shares of Restricted $0.015 Cumulative Convertible Preferred Stock. The Company estimates registration costs to be $40,000. In October 2003, the Company issued an additional 10,000,000 shares of Restricted Common Stock, when taken with the previous issue aforesaid, to meet a $969,550 funding requirement associated with the interest.

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

In July 2004 the Company's 25% share of the initial cash proceeds from the BHP sale, $150,000, were offset against existing Year 2 seismic acquisition obligations pursuant to the Farmin Agreement. As a term of this arrangement the Company entered into an agreement to reacquire 10,000,000 shares of its Common Stock previously issued to Octanex NL and Strata Resources NL, the Company's Joint Venture partners, for no further outlay.

In July 2005 the Exmouth Joint Venture finalized a second transaction for the sale of WA-322-P to BHP Billiton Petroleum and Apache Northwest Pty Ltd. The sale consists of the buyers becoming responsible for the terms and conditions of the WA-329-P permit, the payment of $400,000, which was received on August 9, 2005, a deferred cash payment of $1,000,000 contingent upon the drilling of a well, and the grant of an overriding royalty interest ranging from 2.75 to 3.75 percent on WA-329-P.

On September 17, 2007, the Company received notice from, respectively, BHP and Apache that BHP intended to surrender, effectively, to the State of Western Australia, WA-322-P, and BHP and Apache intended to surrender, effectively, to the State of Western Australia, WA-329-P. On October 1, 2007, following the receipt of the Notice, we gave notice to Octanex and Strata to the effect that we did not wish to accept a reassignment of the Permits and, on October 3, 2007, we gave notice to BHP and Apache to the same effect. The Company has recorded an impairment loss of $107,929 at October 31, 2007.

In November 2006, our wholly owned subsidiary, RMMI Australia Pty Ltd (RMMI), entered into a joint venture heads of agreement with Eagle bay Resources N.L. and Audax Resources Limited, in respect to the "Carr-Boyd Joint Venture". To earn our 51% interest in the two exploration licences, RMMI must contribute AU$1 million (the "Contribution") to the joint venture expenditures prior to September 30, 2010, and to spend at least AU$100,000 in the first six months following the execution of the Carr Boyd Agreement (this requirement has been met). RMMI also agreed to contribute at least $48,000 towards the joint venture expenditure for each exploration licence per permit year.

4.   Note payable-related party

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

5.   Preferred stock

During fiscal 1981, the stockholders voted to amend its Articles of Incorporation to authorize the issuance of preferred stock having a par value of $.05. The Board of Directors designated 44,000,000 shares of the preferred stock as $.015 cumulative convertible preferred stock (hereinafter referred to as "preferred stock"). The holders of the preferred stock are, subject to declaration, entitled to receive $.015 per share annual dividends, and $.10 per share, plus accrued but unpaid dividends, upon liquidation, dissolution or winding up of the Company. The dividends, which may be paid in cash, common stock or gold, are payable annually, if and when declared by the Board of Directors only from earned surplus. Cumulative dividends in arrears as of January 31, 2008 amount to $11,146,163 ($.255 per share). Each share of the preferred stock is convertible by the holder, at his option, into .4 shares of common stock. The preferred stock may be called for redemption at $.15 per share, plus accrued but unpaid dividends, either in cash, in common stock or gold. As no profit has been achieved and as no dividends have been declared, no provision has been made for unpaid dividends. (See Note 7)

6.   Common stock

In connection with a stock purchase agreement consummated on April 22, 1988, with Quillium Nominees Pty., Ltd. (Quillium) pursuant to which 33,333,000 shares of the Company's restricted common stock were issued, the Company agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, for the 33,333,000 shares issued under the agreement. This has not been performed as of January 31, 2008.

On October 10, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Rocky Mountain Minerals (DE), Inc., a Delaware corporation ("New Rocky"), our wholly-owned subsidiary. Under the Merger Agreement, (a) holders of our common stock, par value $0.001 per share (other than holders who exercise and perfect their dissenters' rights and the Company itself as a holder of treasury shares) will receive, in consideration for each share of such common stock they own, 0.195 shares of common stock, $0.0001 par value, of New Rocky ("New Rocky's Common Stock") and cash in lieu of any fractional shares, and (b) holders of our preferred stock, par value $0.05 per share (other than holders who exercise and perfect their dissenters' rights and the Company itself as a holder of treasury shares) will receive, in consideration for each share of such stock they own, 0.36535 shares of New Rocky's Common Stock and cash in lieu of any fractional shares (the "Merger").

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

7.   Income taxes

At January 31, 2008, the Company had net operating loss carryforwards for tax purposes of approximately $1,608,000. If not used to offset future taxable income, the carryforwards will expire as follows:


         Fiscal Year of expiration                           Amount

                  2008                                      $ 33,000
                  2010                                       108,000
                  2011                                        25,000
                  2017                                       125,000
                  2019                                        29,000
                  2020                                        35,000
                  2021                                        89,000
                  2022                                       135,000
                  2023                                        98,000
                  2024                                        53,000
                  2025                                       399,000
                  2026                                        28,000
                  2027                                       357,000
                  2028                                        94,000

At January 31, 2008 and January 31, 2007, total deferred tax assets and valuation allowances are as follows:

                                     January 31, 2008        January 31, 2007
                                     ----------------        ----------------
Net operating loss                   563,000                 461,000
Write-down of assets held            612,000                 612,000
Total                                1,175,000               1,073,000
Less valuation allowance             (1,175,000)             (1,073,000)


A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

8.   Basic and fully diluted loss per common share

Basic and fully diluted loss per common share is based on the weighted average number of shares of common stock outstanding during the three month periods ended January 31, 2008 and January 31, 2007, 102,176,139 shares in 2008 and 100,730,398 shares in 2007, and 67,824,980 shares for the period from May 19, 1978 through January 31, 2008. Basic and fully diluted earnings per share are the same in loss periods.

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

10.  Related party transactions

In fiscal 2007, the Company entered into a verbal agreement to reimburse Mr E Geoffrey Albers for office space and overhead. Total amounts paid and payable to Mr. E Geoffrey Albers for office usage during the three month period ended January 31, 2008 was $3,300, as compared to $1,100 in the same period during 2007.

During 2005, the Company issued an aggregate of 6,000,000 shares of common stock to two officers of the Company for prior services valued at $180,000. In 2006, the Company issued an aggregate of 4,000,000 shares of common stock to two officers of the Company for services during 2006 valued at $220,000.

11. Recent accounting pronouncements

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

FIN 48 - Public Disclosure

On November 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FAS 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 had an immaterial impact on our financial position and our results of operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements contained in the latest Annual Report on Form 10-K dated October 31, 2007.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular and without limitation, statements contained herein under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "project," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms.

You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. Readers should carefully review the risk factors and any other cautionary statements contained in the Company's Annual Report on Form 10-K and other public filings, as well as the risks and uncertainties described below. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

     o an inability to complete the Merger, as set forth in "Recapitalization and Reincorporation in Delaware Merger" or obtain its intended benefits;

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

Overview

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

Recapitalization and Reincorporation in Delaware Merger

On October 10, 2007, we entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Rocky Mountain Minerals (DE), Inc., a Delaware corporation ("New Rocky"), our wholly-owned subsidiary. Under the Merger Agreement, (a) holders of our common stock, par value $0.001 per share (other than holders who exercise and perfect their dissenters' rights and the Company itself as a holder of treasury shares) will receive, in consideration for each share of such common stock they own, 0.195 shares of common stock, $0.0001 par value, of New Rocky ("New Rocky's Common Stock") and cash in lieu of any fractional shares, and (b) holders of our preferred stock, par value $0.05 per share (other than holders who exercise and perfect their dissenters' rights and the Company itself as a holder of treasury shares) will receive, in consideration for each share of such stock they own, 0.36535 shares of New Rocky's Common Stock and cash in lieu of any fractional shares (the "Merger").

If the Merger is completed, we will be merged with and into New Rocky, New Rocky will survive the Merger, and we will cease to exist as a separate corporate entity. The Merger will not result in any other change in our business, management, fiscal year, assets, liabilities, or location of our principal facilities.

The main purposes of the Merger are to (a) change our capital structure [to eliminate the preferred stock], and (b) change the state of our incorporation from Wyoming to Delaware. The key intended benefits of the Merger are (a) the fact that the Merger is expected to enhance our ability to undertake financings, without which we will be unable to continue our current business, and (b) the fact that investors are generally more familiar with Delaware law than Wyoming law, and Delaware law affords a greater degree of certainty to investors and corporations.

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

A date for completion of the Merger has not yet been determined.

The Merger Agreement may be terminated by our and New Rocky's mutual consent, with no liability on either party's part, except that we will be required to pay all expenses incurred in connection with the Merger, in respect of this Merger Agreement and/or relating thereto.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

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

RMMI Australia also agreed to contribute at least AU$48,000 towards the joint venture expenditure for each permit year, being each consecutive 12 month period from the date on which the exploration permits in respect of the tenements were granted. This contribution has been made for next permit year.
If RMMI Australia fails to make the Contribution during the Earning Period, both RMMI Australia and Eagle Bay will be deemed to have withdrawn from the Carr-Boyd Joint Venture, subject to certain exceptions.

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

Exploration Permits

Our joint venture activities are conducted in reliance on exploration permits issued by the State of Western Australia, Australia. The validity and currency of such exploration permits is critical to our and our joint venture partners' ability to undertake exploration activities. As set forth in "--Australian Nickel Joint
Venture" above, the Falcon Bridge exploration license has not been granted. If and when granted, it will have a five-year term and we expect its terms to require us to spend no more than $50,000 per annum in connection on our exploration program.

The exploration licences in connection with the Carr-Boyd Joint Venture expire in July 2011. Under the terms of the licences, we are required to spend no less than $48,000 per annum in connection with our Carr-Boyd exploration program.

Financial Condition

We have not been profitable or generated significant cash flows from business operations from inception to date and have no operating revenue. We have funded our operations through financings, including issuances of stock in satisfaction or our obligations, with related parties.

     The following table sets forth certain relevant measures of our liquidity and capital resources:

                                       Year ended              Three months
                                     October 31, 2007        January 31, 2008
                                        (in $000,               (in $000,
                                      except ratios)          except ratios)
 Cash and cash equivalents                  37                        2
 Working Capital (deficit)                (297)                    (390)
 Current Assets                             41                       10
 Current liabilities                       338                      400
 Ratio of current assets to               0.12                    0.025
 current liabilities
 Stockholders' equity (deficit)              *                        *
 per common share

     o    Less than $.01 per share.

Our cash has decreased from $37,000 to $2,000 from October 31, 2007 to January 31, 2008, a decrease of 95%, even following the advance of $300,000 pursuant to the Convertible Note described below, primarily due to exploration costs and legal costs associated with the Merger. Legal costs have been incurred during the quarter, primarily associated with the Merger and review of our 2007 Form 10-K.

Our current liabilities increased from $338,000 to $400,000 from October 31, 2007 to January 31, 2008, an increase of 18%, due to an increase in exploration activity.

We had a working capital deficit of $390,000 and a ratio of current assets to current liabilities of 0.025 as of January 31, 2008, as compared to a working capital deficit of $297,000 and a ratio of current assets to current liabilities of 0.12 as of October 31, 2007, an increase in working capital deficit of 31%. These changes are primarily due to the decrease in our current assets and an increase in our current liabilities as a result of the incurrence of the costs described in "--Results of Operation" below.

On April 30, 2007 we entered into a non-negotiable convertible promissory note, referred to in this document as the Convertible Note, with Great Missenden Holdings Pty Ltd ("Missenden"), an Australian proprietary limited liability company. Ernest Geoffrey Albers, our former director who retired on July 31, 2006, who is our substantial shareholder, is the majority shareholder of Missenden.

Pursuant to the Convertible Note, Missenden advanced a total of $300,000 to the Company. The Convertible Note bears interest at a rate of 9% per annum, and is payable in full on June 30, 2008. The Convertible Note is automatically convertible immediately prior to the Merger described below into such number of shares of our common stock which would result in Missenden owning 1% of New Rocky's Common Stock immediately, assuming completion of the Merger, for each $30,000 of outstanding principal under the Convertible Note at the time of the Merger, up to a total of 10%. Accordingly, it is expected that, immediately prior to the Merger, the Convertible Note will be automatically converted into such number of our common stock which will result in Missenden owning 10% of New Rocky's Common Stock immediately after the Merger. As of January 31, 2008, we owed Missenden a total of approximately $317,000. No payments of principal or interest have been made on the Convertible Note during its term.

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

As of January 31, 2008, our material commitments for capital expenditures under our existing agreements totalled approximately $820,000, as compared to $850,000 as of October 31, 2007, of which we expect a total of $20,000 to fall in the remainder of fiscal year ending October 31, 2008.

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

The financial requirements described in the preceding paragraphs of this section will have the effect of decreasing our liquidity and exhausting our cash resources within one month. We will not be able to meet such requirements without additional financings. We expect that financings totalling at least $200,000 will be required by us in the next month and financings totalling at least an additional $200,000 will be required by us in the next twelve months, to meet our working capital requirements and capital commitments.

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

Results of Operations

We have not been profitable or generated significant cash flows from business operations from inception to date and have no operating revenue. We incurred net losses of approximately $94,000 for the three months ended January 31, 2008, as compared to approximately $22,000 for the three months ended January 31, 2007, an increase of 327%, and had accumulated losses of approximately $6,486,000 as of January 31, 2008.

The increase in our net loss during this time frame was a result of an increase in the exploration expenses for the Carr Boyd Joint Venture and legal costs associated with the Merger and a review of our 2007 Form 10-K. The increases in our exploration expenses were incurred due to the increase in our joint venture and exploration activities in fiscal 2007. We expect that our costs will decrease substantially over the next twelve months, as we have already incurred approximately $180,000 of the $300,000 costs associated with the proposed Merger and do not expect substantial additional exploration expenditure over the next twelve months.

General and administrative expenses increased by approximately $20,000 for the three months ended January 31, 2008 as compared to the same period in 2007, an increase of 167%. The increase is primarily attributable to an increase in Corporate activity, such as exploration on the Carr Boyd project.

Critical Accounting Policies

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

The going concern basis of presentation assumes we will continue in operation throughout fiscal year 2008 and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Our auditors stipulated in their report dated February 11, 2008, as filed with our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, that they had substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 157, Fair Value Measurements, which establishes a fair value hierarchy to measure assets and liabilities, and expands disclosures about fair value measurements. FAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007, which is our current fiscal year. We are currently evaluating the potential impact, if any, of the adoption of FAS 157 on our financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FAS 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. FAS 159 also establishes additional disclosure requirements. FAS 159 is effective for fiscal years beginning after November 15, 2007, which is our current fiscal year, with early adoption permitted provided that the entity also adopts FAS No. 157. We are currently evaluating whether to adopt FAS 159 and, if adopted, the impact of such adoption.

On November 1, 2007, we adopted the provisions of FASB Interpretation No.48 (FIN
48), Accounting for Uncertainty in Income Taxes - an interpretation of FAS 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48 we may recognise the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 had no impact on our financial position and our results of operations.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures
----------------------------------

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer. Based upon that evaluation, the Company concluded that its disclosure controls and procedures were effective as of such date.

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
-----------------------------------------

During the period covered by this report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 6.  Exhibits

List of Exhibits

     31   Rule 13a-14(a)/15d-14(a) Certification

     32   Section 1350 Certification

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROCKY MOUNTAIN MINERALS, INC.
                                    (Registrant)

                                    By: /s/ Mark A. Muzzin
                                        ------------------
                                    Mark A. Muzzin,
                                    Chief Executive Officer and
                                    Chief Financial Officer

                                    March 14, 2008