Form 10-Q
period 2008-04-30
ROCKY MOUNTAIN MINERALS INC
filed 2008-06-16
CIK 312583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: April 30, 2008

                                       or

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


                                       N/A
                                       ---
              (Former name, former address and formal fiscal year,
                         if changes since last report)

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

     Large accelerated filer [_]                        Accelerated filer [_]

     Non-accelerated filer [_] (Do not check if smaller reporting company)

     Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   102,176,139 shares of common stock, $0.001 par value, as of June 16, 2008.

                                    FORM 10-Q

                              For the Quarter Ended
                                 April 30, 2008

                                Table of Contents


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                  Consolidated Balance Sheets, April 30, 2008 (unaudited) and October 31, 2007 (audited)

                  Consolidated Statement of Operations for the three months and six months ended April 30, 2008 and 2007, and cumulative since inception (unaudited)

                  Consolidated Statements of Cash Flows for the six months ended April 30, 2008 and 2007, and cumulative since inception (unaudited)

                  Notes to Consolidated Financial Statements (unaudited)

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

         Signatures

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                       October 31, 2007 and April 30, 2008

                                     ASSETS

                  (Amounts in thousands, except per share data)


                                                         October 31,   April 30,
                                                               2007        2008
                                                           (Audited) (Unaudited)
ASSETS                                                   ----------  ----------
Current Assets:
         Cash                                            $       37  $       12
         Prepaid items                                            4           5
                                                         ----------  ----------
Total current assets                                     $       41  $       17


Assets held for sale-net (Note 2)                               150         150
Investment in joint venture (Note 3)                              4           6
Deferred offering costs                                          68          68
                                                         ----------  ----------


TOTAL ASSETS                                             $      263  $      241
                                                         ==========  ==========



                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                       October 31, 2007 and April 30, 2008

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                  (Amounts in thousands, except per share data)

                                                         October 31,   April 30,
                                                               2007        2008
                                                           (Audited) (Unaudited)
                                                         ----------  ----------
Current liabilities:
   Accounts payable                                      $       38  $       21
   Accrued expenses                                              --          12
   Accrued Interest-related party (Note 4)                       11          25
   Note Payable - related party net
   of discount of $11 (2007) and $3 (2008) (Note 4)             289         391
                                                         ----------  ----------
   Total current liabilities                                    338         449

Stockholders' equity (deficit):
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                                   2,200       2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized,
     102,176,139 (2007) 102,176,139
     (2008) shares issued and
     outstanding                                                102         102

   Capital in excess of par value                             4,027       4,027
   Accumulated other comprehensive income (loss)                (12)        (16)
   Deficit accumulated during the
     exploration stage                                       (6,392)     (6,521)
                                                         ----------  ----------

Total stockholder's equity (deficit)                            (75)       (208)
                                                         ----------  ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (deficit)                           $      263  $      241
                                                         ==========  ==========


                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                  (Amounts in Thousands, except per share data)

                                     For the Three Months   For the Six Months       Cumulative
                                       Ended April 30         Ended April 30,     amounts since
                                       2007      2008         2007       2008         inception
                                     -------    ---------   -------   --------    -------------
Revenues                             $    --    $      --   $    --   $     --    $         874
                                     -------    ---------   -------   --------    -------------

Costs and expenses:
Mill expense                              24            1        34         52            3,815
General and administrative                 7           22        19         54            3,335
Depreciation, depletion
and amortization                          --           --        --         --              286
Interest                                   1           12         1         23              861
                                     -------    ---------   -------   --------    -------------
Total costs and expenses                  32           35        54        129            8,297

Loss before
extraordinary item                       (32)         (35)      (54)      (129)          (7,423)
Extraordinary gain on
extinguishment of debt                    --           --        --         --              902
                                     -------    ---------   -------   --------    -------------

Net loss (Note 2)                    $   (32)         (35)     (54)       (129)          (6,521)
                                     =======    =========   =======   ========    =============

Basic and fully diluted loss
   per common share (Note 8):

Loss before extraordinary item       $     *    $       *   $     *   $      *    $       (0.11)
Extraordinary gain on
extinguishment of debt                    --           --        --         --             0.01
                                     =======    =========   =======   ========    =============

Loss per share                       $      *   $       *   $     *   $      *    $       (0.10)
                                     =======    =========   =======   ========    =============

*Less than $0.01 per share.

                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                  (Amounts in Thousands, except per share data)

                                                                      Cumulative
                                                 For the Six  Months    Amounts
                                                   Ended April 30,       since
                                                   2007      2008      inception
                                                 --------   --------    -------
   Net loss                                      $   (54)   $  (129)    (6,521)
   Adjustments to reconcile net
   loss to net cash used in
    operating activities:
   Write-downs and asset sales                        --         --      3,355
   Depreciation, depletion
      and amortization                                --         --        286
   Common stock issued for
      Services                                        --         --        505
     Changes in assets and liabilities:
         Prepaid expenses and deposits                (3)       (1)       - (1)
         Deferred offering costs                      --         --        (68)
         Accounts payable                             35        (17)        26
         Accrued expenses                             --         26         (3)
         Gain(loss) from foreign currency              1         (4)       (16)
         Cost of Beneficial Conversion                --          8         26
                                                 --------   --------    -------
   Net cash used in operating
         activities                                  (21)      (117)    (2,411)

Cash flows from investing activities:
   Proceeds from sale of assets                       --         --        320
   Acquisition of assets                             (20)        (2)    (3,602)
                                                 --------   --------    -------

Net cash used in
investing activities                                 (20)        (2)    (3,282)
                                                 --------   --------    -------

Cash flows from financing activities:
 Proceeds from Stock and
   borrowings                                         --         94      5,705
                                                 --------   --------    -------

Increase (Decrease) in cash                          (41)       (25)        12

Cash at beginning of period                           48         37         --
                                                 --------   --------    -------

Cash at end of period                            $     7    $    12     $   12
                                                 ========   ========    =======


                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended April 30, 2008 and April 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007 as filed with the Securities and Exchange Commission (the "SEC").

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

In November 2006, our wholly owned subsidiary, RMMI Australia Pty Ltd (RMMI), entered into a joint venture heads of agreement with Eagle bay Resources N.L. and Audax Resources Limited, in respect to the "Carr-Boyd Joint Venture". To earn our 51% interest in the two exploration licences, RMMI must contribute AU$1 million (the "Contribution") to the joint venture expenditures prior to September 30, 2010, and to spend at least AU$100,000 in the first six months following the execution of the Carr Boyd Agreement (this requirement has been met). RMMI also agreed to contribute at least AU$48,000 towards the joint venture expenditure for each exploration licence per permit year.

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

On March 19, 2008, the Company was advanced, from Great Missenden Holdings Pty Ltd, $94,000 on a basis of interest calculated monthly at a rate of 1% per month and payable quarterly in arrears.

5.   Preferred stock

During fiscal 1981, the stockholders voted to amend its Articles of Incorporation to authorize the issuance of preferred stock having a par value of $.05. The Board of Directors designated 44,000,000 shares of the preferred stock as $.015 cumulative convertible preferred stock (hereinafter referred to as "preferred stock"). The holders of the preferred stock are, subject to declaration, entitled to receive $.015 per share annual dividends, and $.10 per share, plus accrued but unpaid dividends, upon liquidation, dissolution or winding up of the Company. The dividends, which may be paid in cash, common stock or gold, are payable annually, if and when declared by the Board of Directors only from earned surplus. Cumulative dividends in arrears as of April 30, 2008 amount to $11,476,163 ($.261 per share). Each share of the preferred stock is convertible by the holder, at his option, into .4 shares of common stock. The preferred stock may be called for redemption at $.15 per share, plus accrued but unpaid dividends, either in cash, in common stock or gold. As no profit has been achieved and as no dividends have been declared, no provision has been made for unpaid dividends. (See Note 7)

6.   Common stock

In connection with a stock purchase agreement consummated on April 22, 1988, with Quillium Nominees Pty., Ltd. (Quillium) pursuant to which 33,333,000 shares of the Company's restricted common stock were issued, the Company agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, for the 33,333,000 shares issued under the agreement. This has not been performed as of April 30, 2008.

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

7.   Income taxes

At April 30, 2008, the Company had net operating loss carryforwards for tax purposes of approximately $1,643,000. If not used to offset future taxable income, the carryforwards will expire as follows:


         Fiscal Year of expiration                            Amount

                  2008                                      $ 33,000
                  2010                                       108,000
                  2011                                        25,000
                  2017                                       125,000
                  2019                                        29,000
                  2020                                        35,000
                  2021                                        89,000
                  2022                                       135,000
                  2023                                        98,000
                  2024                                        53,000
                  2025                                       399,000
                  2026                                        28,000
                  2027                                       357,000
                  2028                                       129,000

At April 30, 2008 and April 30, 2007, total deferred tax assets and valuation allowances are as follows:

                                     April 30, 2008        April 30, 2007
                                     --------------        --------------
Net operating loss                          575,000               424,000
Write-down of assets held                   612,000               612,000
Total                                     1,187,000             1,036,000
Less valuation allowance                 (1,187,000)           (1,036,000)


A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

8.   Basic and fully diluted loss per common share

Basic and fully diluted loss per common share is based on the weighted average number of shares of common stock outstanding during the three month periods ended April 30, 2008 and April 30, 2007 and the six month periods ended April 30, 2008 and April 30, 2007, 102,176,139 shares in 2008 and 100,712,039 shares in 2007, and 68,116,833 shares for the period from May 19, 1978 through April 30, 2008. Basic and fully diluted earnings per share are the same in loss periods.

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

10.  Related party transactions

In fiscal 2007, the Company entered into a verbal agreement to reimburse Mr E Geoffrey Albers for office space and overhead. Total amounts paid and payable to Mr. E Geoffrey Albers for office usage during the three month period ended April 30, 2008 was $3,500, as compared to $1,879 in the same period during 2007.

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

Exploration Permits

Our joint venture activities are conducted in reliance on exploration permits issued by the State of Western Australia, Australia. The validity and currency of such exploration permits is critical to our and our joint venture partners' ability to undertake exploration activities. As set forth in "--Australian Nickel Joint Venture" above, the Falcon Bridge exploration license has not been granted. If and when granted, it will have a five-year term and we expect its terms to require us to spend no more than AU$50,000 per annum in connection on our exploration program.

The exploration licences in connection with the Carr-Boyd Joint Venture expire in July 2011. Under the terms of the licences, we are required to spend no less than AU$48,000 per annum in connection with our Carr-Boyd exploration program.

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

     The following table sets forth certain relevant measures of our liquidity and capital resources:

                                       Year ended              Six months
                                     October 31, 2007        April 30, 2008
                                        (in $000,               (in $000,
                                      except ratios)          except ratios)
                                      --------------          --------------
 Cash and cash equivalents                  37                       12
 Working Capital (deficit)                (297)                    (432)
 Current Assets                             41                       17
 Current liabilities                       338                      449
 Ratio of current assets to               0.12                    0.038
 current liabilities
 Stockholders' equity (deficit)              *                        *
 per common share

     * Less than $.01 per share.

Our cash has decreased from $37,000 to $12,000 from October 31, 2007 to April 30, 2008, a decrease of 68%, even following the advance of $94,000 from a related party, primarily due to exploration costs and legal costs associated with the Merger. Legal costs have been incurred during the quarter, primarily associated with the Merger and review of our 2007 Form 10-K.

Our current liabilities increased from $338,000 to $449,000 from October 31, 2007 to April 30, 2008, an increase of 33%, due to an increase in exploration activity.

We had a working capital deficit of $432,000 and a ratio of current assets to current liabilities of 0.038 as of April 30, 2008, as compared to a working capital deficit of $297,000 and a ratio of current assets to current liabilities of 0.12 as of October 31, 2007, an increase in working capital deficit of 45%. These changes are primarily due to the decrease in our current assets and an increase in our current liabilities as a result of the incurrence of the costs described in "--Results of Operation" below.

On April 30, 2007 we entered into a non-negotiable convertible promissory note, referred to in this document as the Convertible Note, with Great Missenden Holdings Pty Ltd ("Missenden"), an Australian proprietary limited liability company. Ernest Geoffrey Albers, our former director who retired on July 31, 2006, who is our substantial shareholder, is the majority shareholder of Missenden.

Pursuant to the Convertible Note, Missenden advanced a total of $300,000 to the Company. The Convertible Note bears interest at a rate of 9% per annum, and is payable in full on June 30, 2008. The Convertible Note is automatically convertible immediately prior to the Merger described below into such number of shares of our common stock which would result in Missenden owning 1% of New Rocky's Common Stock immediately, assuming completion of the Merger, for each $30,000 of outstanding principal under the Convertible Note at the time of the Merger, up to a total of 10%. Accordingly, it is expected that, immediately prior to the Merger, the Convertible Note will be automatically converted into such number of our common stock which will result in Missenden owning 10% of New Rocky's Common Stock immediately after the Merger. As of April 30, 2008, we owed Missenden a total of approximately $391,000. No payments of principal or interest have been made on the Convertible Note during its term.

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

As of April 30, 2008, our material commitments for capital expenditures under our existing agreements totalled approximately $820,000, as compared to $850,000 as of October 31, 2007, of which we expect a total of $20,000 to fall in the remainder of fiscal year ending October 31, 2008.

Additionally, we expect that the total direct costs of the Merger will be approximately $300,000, of which approximately $75,000 has not yet been paid.

Additionally, if shareholders dissenting from the Merger exercise their rights of appraisal, we may be required to pay significant amounts to such shareholders. In the absence of an additional financing or financings, we will not have sufficient funds to pay such amounts in connection with dissenting shareholders' appraisal rights.

The financial requirements described in the preceding paragraphs of this section will have the effect of decreasing our liquidity and exhausting our cash resources within one month. We will not be able to meet such requirements without additional financings. We expect that financings totalling at least $150,000 will be required by us in the next month and financings totalling at least an additional $50,000 will be required by us in the next twelve months, to meet our working capital requirements and capital commitments.

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

Results of Operations

We have not been profitable or generated significant cash flows from business operations from inception to date and have no operating revenue. We incurred net losses of approximately $129,000 for the six months ended April 30, 2008, as compared to approximately $54,000 for the six months ended April 30, 2007, an increase of 139%, and had accumulated losses of approximately $6,521,000 as of April 30, 2008.

The increase in our net loss during this time frame was a result of an increase in the exploration expenses for the Carr Boyd Joint Venture and legal costs associated with the Merger and a review of our 2007 Form 10-K. The increases in our exploration expenses were incurred due to the increase in our joint venture and exploration activities in fiscal 2007. We expect that our costs will decrease substantially over the next twelve months, as we have already incurred approximately $225,000 of the $300,000 costs associated with the proposed Merger and do not expect substantial additional exploration expenditure over the next twelve months.

General and administrative expenses increased by approximately $35,000 for the six months ended April 30, 2008 as compared to the same period in 2007, an increase of 184%. The increase is primarily attributable to an increase in Corporate activity, such as exploration on the Carr Boyd project.

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

                                  June 16, 2008