Form 10-Q
period 2008-07-31
ROCKY MOUNTAIN MINERALS INC
filed 2008-09-15
CIK 312583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 2008

                                       or

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

     Non-accelerated filer [_]                     Smaller reporting company [X]
(Do not check if smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     102,176,139 shares of common stock, $0.001 par value, as of September 12, 2008.

                                    FORM 10-Q

                              For the Quarter Ended
                                  July 31, 2008

                                Table of Contents


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                  Consolidated Balance Sheets, July 31, 2008 (unaudited) and October 31, 2007 (audited)

                  Consolidated Statement of Operations for the three months and nine months ended July 31, 2008 and 2007, and cumulative since inception (unaudited)

                  Consolidated Statement of Cash Flows for the nine months ended July 31, 2008 and 2007, and cumulative since inception (unaudited)

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

         Signatures

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                       October 31, 2007 and July 31, 2008

                                     ASSETS

                  (Amounts in thousands, except per share data)


                                                         October 31,    July 31,
                                                               2007        2008
                                                           (Audited) (Unaudited)
ASSETS                                                   ----------  ----------
Current Assets:
         Cash                                            $       37  $       11
         Prepaid items                                            4           1
                                                         ----------  ----------
Total current assets                                     $       41  $       12


Assets held for sale-net (Note 2)                               150         150
Investment in joint venture (Note 3)                              4           6
Deferred offering costs                                          68          68
                                                         ----------  ----------


TOTAL ASSETS                                             $      263  $      236
                                                         ==========  ==========



                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                       October 31, 2007 and July 31, 2008

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                  (Amounts in thousands, except per share data)

                                                         October 31,    July 31,
                                                               2007        2008
                                                           (Audited) (Unaudited)
                                                         ----------  ----------
Current liabilities:
   Accounts payable                                      $       38  $       31
   Accrued expenses                                              --           9
   Accrued Interest-related party (Note 4)                       11          35
   Note Payable - related party net
   of discount of $11 (2007) and $0 (2008) (Note 4)             289         394
                                                         ----------  ----------
   Total current liabilities                                    338         469

Stockholders' equity (deficit):
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                                   2,200       2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized,
     102,176,139 (2007) 102,176,139
     (2008) shares issued and
     outstanding                                                102         102

   Capital in excess of par value                             4,027       4,027
   Accumulated other comprehensive income (loss)                (12)        (15)
   Deficit accumulated during the
     exploration stage                                       (6,392)     (6,547)
                                                         ----------  ----------

Total stockholder's equity (deficit)                            (75)       (233)
                                                         ----------  ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (deficit)                           $      263  $      236
                                                         ==========  ==========


                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                  (Amounts in Thousands, except per share data)


                                     For the Three Months   For the Nine Months    Cumulative
                                        Ended July 31          Ended July 31,     amounts since
                                       2007      2008         2007       2008       inception
                                     -------    ---------   -------   --------    -------------
Revenues                             $     1    $      --   $     1   $     --    $         874
                                     -------    ---------   -------   --------    -------------

Costs and expenses:
Mill expense                              48            5        82         57            3,820
General and administrative                19            9        38         63            3,344
Depreciation, depletion
and amortization                          --           --        --         --              286
Interest                                  14           12        15         35              873
                                     -------    ---------   -------   --------    -------------
Total costs and expenses                  81           26       135        155            8,323

Loss before
extraordinary item                       (80)         (26)     (134)      (155)          (7,449)
Extraordinary gain on
extinguishment of debt                    --           --        --         --              902
                                     -------    ---------   -------   --------    -------------

Net loss (Note 2)                    $   (80)         (26)     (134)      (155)          (6,547)
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

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                 (Amounts in Thousands, except per share data)

                                                                      Cumulative
                                                 For the Nine  Months    Amounts
                                                   Ended July 31,          since
                                                   2007      2008      inception
                                                 --------   --------    -------
   Net loss                                      $   (134)   $  (155)    (6,547)
   Adjustments to reconcile net
   loss to net cash used in
    operating activities:
   Write-downs and asset sales                        --         --       3,355
   Depreciation, depletion
      and amortization                                --         --         286
   Common stock issued for
      Services                                        --         --         505
     Changes in assets and liabilities:
         Prepaid expenses and deposits               (31)         3       -   3
         Deferred offering costs                      --         --         (68)
         Accounts payable                              4        ( 7)         36
         Accrued expenses                             --         33           4
         Gain(loss) from foreign currency              -         (3)        (15)
         Cost of Beneficial Conversion                13         11          29
                                                --------   --------     -------
   Net cash used in operating
         activities                                 (148)      (118)     (2,412)

Cash flows from investing activities:
   Proceeds from sale of assets                       --         --        320
   Acquisition of assets                             (38)        (2)    (3,602)
                                                --------   --------     -------

Net cash used in
investing activities                                 (38)        (2)    (3,282)
                                                --------   --------     -------

Cash flows from financing activities:
 Proceeds from Stock and
   borrowings                                        300         94      5,705
                                                --------   --------     -------

Increase (Decrease) in cash                          114        (26)        11

Cash at beginning of period                           48         37         --
                                                --------   --------     -------

Cash at end of period                           $    162   $     11     $    11
                                                ========   ========     =======


                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the nine months ended July 31, 2008 and July 31, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2007 as filed with the Securities and Exchange Commission (the "SEC").

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

Basis of presentation:

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at July 31, 2008 had minimal cash. As a development stage company, the Company relies on infusions of cash through the sale of assets held for sale, the performance of its investment in joint venture and the issuance of equity capital. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

During 2002 and 2003 the Company sold all its interest in thirteen patented claims, together with the dump and tailings material and equipment, that it purchased from Rochester Enterprises, Ltd. for a total of $82,000. The Company is pursuing the sale of an additional eighteen claims in the district.

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

4.   Note payable-related party

On April 30, 2007, the Company entered into a non-negotiable convertible promissory note with Great Missenden Holdings Pty. Ltd. Pursuant to the Note, Great Missenden Holdings Pty. Ltd has advanced an aggregate total of $300,000. The Note bears interest at a rate of 9% per annum, and was originally payable in full on June 30, 2008. The Note has been extended until December 31, 2008 at an interest rate of 1% per month commencing August 1, 2008. The principal amount then outstanding under the Note is convertible by Great Missenden Holdings Pty. Ltd at any time into shares of common stock of the Company at a conversion price of $0.025 per share. In addition, the Note is automatically convertible immediately prior to a merger of the Company with a wholly-owned Delaware subsidiary of the Company, into such number of shares of the Company's common stock which would result in the Lender owning 10% of the outstanding shares of the Delaware subsidiary after the merger.

On March 19, 2008, the Company was advanced, from Great Missenden Holdings Pty Ltd, $94,000 on a basis of interest calculated monthly at a rate of 1% per month and payable quarterly in arrears.

5.   Preferred stock

During fiscal 1981, the stockholders voted to amend its Articles of Incorporation to authorize the issuance of preferred stock having a par value of $.05. The Board of Directors designated 44,000,000 shares of the preferred stock as $.015 cumulative convertible preferred stock (hereinafter referred to as "preferred stock"). The holders of the preferred stock are, subject to declaration, entitled to receive $.015 per share annual dividends, and $.10 per share, plus accrued but unpaid dividends, upon liquidation, dissolution or winding up of the Company. The dividends, which may be paid in cash, common stock or gold, are payable annually, if and when declared by the Board of Directors only from earned surplus. Cumulative dividends in arrears as of July 31, 2008 amount to $11,641,163 ($.265 per share). Each share of the preferred stock is convertible by the holder, at his option, into .4 shares of common stock. The preferred stock may be called for redemption at $.15 per share, plus accrued but unpaid dividends, either in cash, in common stock or gold. As no profit has been achieved and as no dividends have been declared, no provision has been made for unpaid dividends. (See Note 7)

6.   Common stock

In connection with a stock purchase agreement consummated on April 22, 1988, with Quillium Nominees Pty., Ltd. (Quillium) pursuant to which 33,333,000 shares of the Company's restricted common stock were issued, the Company agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, for the 33,333,000 shares issued under the agreement. This has not been performed as of July 31, 2008.

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

7.   Income taxes

At July 31, 2008, the Company had net operating loss carryforwards for tax purposes of approximately $1,669,000. If not used to offset future taxable income, the carryforwards will expire as follows:

         Fiscal Year of expiration                            Amount

                  2008                                      $ 33,000
                  2010                                       108,000
                  2011                                        25,000
                  2017                                       125,000
                  2019                                        29,000
                  2020                                        35,000
                  2021                                        89,000
                  2022                                       135,000
                  2023                                        98,000
                  2024                                        53,000
                  2025                                       399,000
                  2026                                        28,000
                  2027                                       357,000
                  2028                                       155,000

At July 31, 2008 and July 31, 2007, total deferred tax assets and valuation allowances are as follows:

                                     July 31, 2008        July 31, 2007
                                     --------------        --------------
Net operating loss                          584,000               439,000
Write-down of assets held                   612,000               612,000
Total                                     1,196,000             1,051,000
Less valuation allowance                 (1,196,000)           (1,051,000)


A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

8.   Basic and fully diluted loss per common share

Basic and fully diluted loss per common share is based on the weighted average number of shares of common stock outstanding during the three month periods ended July 31, 2008 and July 31, 2007 and the nine month periods ended July 31, 2008 and July 31, 2007, 102,176,139 shares in 2008 and 100,730,398 shares in
2007, and 68,410,091 shares for the period from May 19, 1978 through July 31, 2008. Basic and fully diluted earnings per share are the same in loss periods.

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

10.  Related party transactions

In fiscal 2007, the Company entered into a verbal agreement to reimburse Mr. E. Geoffrey Albers for office space and overhead. Total amounts paid and payable to Mr. E. Geoffrey Albers for office usage during the three month period ended July 31, 2008 was $2,451, as compared to $2,098 in the same period during 2007.

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

FAS No. 157

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157, Fair Value Measurements, which establishes a fair value hierarchy to measure assets and liabilities, and expands disclosures about fair value measurements. FAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, of the adoption of FAS No. 157 on our financial statements.

FAS No. 159

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FAS No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. FAS No. 159 also establishes additional disclosure requirements. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts FAS No. 157. We are currently evaluating whether to adopt FAS No. 159 and, if adopted, the impact of such adoption.

FIN 48 - Public Disclosure

On November 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FAS No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 had an immaterial impact on our financial position and our results of operations.

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

     The following table sets forth certain relevant measures of our liquidity and capital resources:

                                        Year ended              Nine months
                                     October 31, 2007          July 31, 2008
                                        (in $000,               (in $000,
                                      except ratios)          except ratios)
                                      --------------          --------------
 Cash and cash equivalents                  37                       11
 Working Capital (deficit)                (297)                    (457)
 Current Assets                             41                       12
 Current liabilities                       338                      469
 Ratio of current assets to               0.12                    0.026
 current liabilities
 Stockholders' equity (deficit)              *                        *
 per common share

     * Less than $.01 per share.

Our cash has decreased from $37,000 to $11,000 from October 31, 2007 to July 31, 2008, a decrease of 70%, even following the advance of $94,000 from a related party, primarily due to exploration costs and legal costs associated with the Merger. Legal costs have been incurred during the quarter, primarily associated with the Merger and review of our 2007 Form 10-K.

Our current liabilities increased from $338,000 to $469,000 from October 31, 2007 to July 31, 2008, an increase of 39%, due to an increase in exploration activity.

We had a working capital deficit of $457,000 and a ratio of current assets to current liabilities of 0.026 as of July 31, 2008, as compared to a working capital deficit of $297,000 and a ratio of current assets to current liabilities of 0.12 as of October 31, 2007, an increase in working capital deficit of 54%. These changes are primarily due to the decrease in our current assets and an increase in our current liabilities as a result of the incurrence of the costs described in "--Results of Operation" below.

On April 30, 2007 we entered into a non-negotiable convertible promissory note, referred to in this document as the Convertible Note, with Great Missenden Holdings Pty. Ltd ("Missenden"), an Australian proprietary limited liability company. Ernest Geoffrey Albers, our former director who retired on July 31, 2006, who is our substantial shareholder, is the majority shareholder of Missenden.

Pursuant to the Convertible Note, Missenden advanced a total of $300,000 to the Company. The Convertible Note bears interest at a rate 9% per annum, plus a penalty of 1% of the outstanding principal balance for each month from August through December 2008. The Convertible Note is automatically convertible immediately prior to the Merger described below into such number of shares of our common stock which would result in Missenden owning 1% of New Rocky's Common Stock immediately, assuming completion of the Merger, for each $30,000 of outstanding principal under the Convertible Note at the time of the Merger, up to a total of 10%. Accordingly, it is expected that, immediately prior to the Merger, the Convertible Note will be automatically converted into such number of our common stock which will result in Missenden owning 10% of New Rocky's Common Stock immediately after the Merger. As of July 31, 2008, we owed Missenden a total of approximately $394,000. No payments of principal or interest have been made on the Convertible Note during its term.

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

As of July 31, 2008, our material commitments for capital expenditures under our existing agreements totalled approximately $820,000, as compared to $850,000 as of October 31, 2007, of which we expect a total of $20,000 to fall in the remainder of fiscal year ending October 31, 2008.

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

Results of Operations

We have not been profitable or generated significant cash flows from business operations from inception to date and have no operating revenue. We incurred net losses of approximately $155,000 for the nine months ended July 31, 2008, as compared to approximately $134,000 for the nine months ended July 31, 2007, an increase of 16%, and had accumulated losses of approximately $6,547,000 as of July 31, 2008.

The increase in our net loss during this time frame was a result of decrease in the exploration expenses for the Carr Boyd Joint Venture and an increase in legal costs associated with the Merger and a review of our 2007 Form 10-K. The decreases in our exploration expenses were incurred due to the decrease in our joint venture and exploration activities in fiscal 2008. We expect that our costs will decrease substantially over the next twelve months, as we have already incurred approximately $225,000 of the $300,000 costs associated with the proposed Merger and do not expect substantial additional exploration expenditure over the next twelve months.

General and administrative expenses increased by approximately $25,000 for the nine months ended July 31, 2008 as compared to the same period in 2007, an increase of 66%. The increase is primarily attributable to an increase in Corporate activity.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157, Fair Value Measurements, which establishes a fair value hierarchy to measure assets and liabilities, and expands disclosures about fair value measurements. FAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007, which is our current fiscal year. We are currently evaluating the potential impact, if any, of the adoption of FAS No. 157 on our financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FAS No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. FAS No. 159 also establishes additional disclosure requirements. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is our current fiscal year, with early adoption permitted provided that the entity also adopts FAS No. 157. We are currently evaluating whether to adopt FAS No. 159 and, if adopted, the impact of such adoption.

On November 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FAS No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48 we may recognise the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 had no impact on our financial position and our results of operations.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures
----------------------------------

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer. Based upon that evaluation, the Company concluded that its disclosure controls and procedures were effective as of such date.

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

                                    September 12, 2008