Form 10-K
period 2008-10-31
ROCKY MOUNTAIN MINERALS INC
filed 2009-02-13
CIK 312583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549


                                    Form 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended October 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


  Large accelerated filer [ ]                   Accelerated Filer [ ]

  Non-accelerated filer [ ]                     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting shares of the registrant (based on the closing price reported by the OTC Bulletin Board on or before October 31, 2008), held by non-affiliates was $336,830. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934, as amended. This determination of affiliate status is not necessarily conclusive.

As of January 28, 2009, the number of shares of common stock outstanding was 117,176,139.

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

     The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which was filed as Exhibit 2.1 in the 2007 10K.

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

         Since the time of this report the Company has reported on January 23, 2009 that RMMI Australia has withdrawn from the Carr Boyd Joint Venture.

Australian Nickel Joint Venture

     On December 6, 2006, RMMI Australia and Eagle Bay entered into a joint venture heads of agreement (the "Eagle Bay Agreement") in respect of an unincorporated joint venture (the "Australian Nickel Joint Venture"), for purposes of exploring and, if warranted, developing and mining sulphide hosted nickel in the State of Western Australia, Australia.

     The participants in the Australian Nickel Joint Venture will each hold an effective 50% interest in the joint venture. The joint venture is actively searching for suitable nickel areas in the State of Western Australia, Australia. The joint venture has been advised that it has been tentatively successful in its application for an exploration licence in respect of the area known as "Falcon Bridge", to be formally granted once the participants have complied with the relevant provisions of the Australian "Native (Aboriginal) Title" legislation.

     Under the Eagle Bay Agreement, RMMI Australia's failure to meet its cash call obligations in connection with the project's expenditures will result in RMMI Australia incurring interest on the unpaid amounts and may result in its interest in the Eagle Bay Agreement being diluted.

     The Australian Nickel Joint Venture has not formally discussed an exploration program at this stage.

     Since the time of this report the Company has decided to withdraw from the Australian Nickel Joint Venture and is proceeding to finalize the relevant documentation.


Legacy Projects
---------------

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

     Messrs. Muzzin's, William Ray Hill's and John Rubel's continued participation in our business are critical elements of our operations. The loss of the services of any of these individuals, or any negative market or industry perception with respect to any of these individuals, or arising from their loss, could have a material adverse effect on our business.

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

         We had a working capital deficit of $458,000 as of October 31, 2008 and expect to have to meet substantial financial obligations in the near-term. We will require additional financings in the near and longer-term future. If we cannot obtain additional financings on favorable terms, we will be forced to cease our current business and may be wound-up, and you will likely be unable to recover your investment in us. See "Management's discussion and analysis of financial condition and results of operation - liquidity and capital resources" for a detailed discussion of our financial condition.

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

     Additionally, the repayment of the convertible note, described in more detail in "Management's discussion and analysis of financial condition and results of operation - liquidity and capital resources" and "Certain Relationships and Related Transactions, and Director Independence - Convertible Note," was due on June 30, 2008, however the maturity date has been extended to June 30, 2009.

     Additionally, we expect we will require approximately $120,000 to complete the merger.

     Additionally, if shareholders dissenting from the merger proposal exercise and perfect their dissenters' rights, we may be required to pay significant amounts to such shareholders.

     Such financial obligations will have the effect of decreasing our liquidity and exhausting our cash resources within 3 months.

     We will not be able to meet such requirements without additional financings. We expect that financings totaling at least $200,000 will be required by us in the next 12 months, to meet our working capital requirements and capital commitments, such as completing the merger.

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

     We believe that, in the absence of the Merger, our existing capital structure makes financings extremely difficult, in particular, among other things, this is due to the fact that interests of any new equity investors would be subordinated to those of the existing holders of preferred stock, both in the event of a liquidation and, effectively, as to dividends, no dividends could be paid to holders of common stock without the holders of the cumulative preferred stock first receiving cumulative preferred dividends accrued over a number of years. We believe that these circumstances would make an equity investment in us extremely unattractive to potential investors, at least until after the merger has been consummated. We require additional financings, in order to continue our operations - see "We had a working capital deficit of $439,000 as of October 31, 2008 and expect to have to meet substantial financial obligations in the near-term. We will require additional financings in the near and longer-term future. If we cannot obtain additional financings on favorable terms, we will be forced to cease our current business and may be wound-up, and you will likely be unable to recover your investment in us" above.

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

     We have not been profitable to date and have no operating revenue. We currently hold only approximately $5,000 in cash. We are unlikely to generate any revenues from operations in the short term, and cannot assure you that we will be profitable or that we will be able to recover our investments in exploration. Our financial position will deteriorate in the absence of adequate investment or revenue and profitability. If our financial position does not improve or does deteriorate, our current business will have to be discontinued, we may be wound-up, and you will likely be unable to recover your investment in us. We have not been profitable to date and have no operating revenue. We incurred net losses of approximately $177,000 in the year ended October 31, 2008 and $357,000 and $28,000 in the years ended October 31, 2007 and October 31, 2006, respectively, and had accumulated losses of approximately $6,569,000 as of October 31, 2008. We currently hold only approximately $5,000 in cash. Our auditors stipulated in their report dated February 11, 2008 that they had substantial doubt about our ability to continue as a going concern.

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

     Since the time of this report the Company has reported on January 23, 2009 that RMMI Australia has withdrawn from the Carr Boyd Joint Venture, thus we no longer have the financial obligation.


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

     Since the time of this report the Company has decided to withdraw from the Australian Nickel Joint Venture, and we are proceeding with finalizing the documentation. The Company will no longer have the financial obligation once the formal withdrawal has been completed.


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

                                        Our Common        Our
                                          Stock        Preferred
                                                         Stock
                                       High     Low    High   Low
                                       ----     ---    ----   ---
2008
----
4th Fiscal Quarter                     0.01    0.007    0.012   0.01
3rd Fiscal Quarter                     0.01    0.007    0.02    0.006
2nd Fiscal Quarter                     0.012   0.003    0.01    0.005
1st Fiscal Quarter                     0.03    0.012    0.045   0.008

2007
----
4th Fiscal Quarter                     0.04    0.02    0.02   0.005
3rd Fiscal Quarter                     0.03    0.02    0.06   0.045
2nd Fiscal Quarter                     0.045   0.02    0.06   0.04
1st Fiscal Quarter                     0.055   0.02    0.55   0.035


     As of January 28, 2009, there were approximately 3,294 holders of record of our common stock.

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

     We derived our historical information from our audited financial statements as of October 31, 2004, 2005, 2006, 2007 and 2008 for the years ended October 31, 2004, 2005, 2006, 2007 and 2008. The historical results included below and elsewhere in this document are not indicative of our future performance.

                                                 Years Ended October 31,

                                           2004    2005    2006    2007    2008
                                          -----   -----   -----   -----   -----
Operating revenues                           --      --      --      --      --
Interest expense                             --      --       5      29      45
Net income (loss)                           (53)   (399)    (28)   (357)   (177)
Net income (loss) per share (1)               *       *       *       *       *
Total assets                                510     329     306     263     223
Long-term debt                               --      --      23      --      --
Redeemable Preferred Stock                   --      --      --      --      --
Cash dividends                               --      --      --      --      --

* less than $0.01 per share

(1) Basic and fully diluted loss per share is based on the weighted average number of shares of our common stock and equivalents (stockholders rights of conversion of Convertible Preferred Stock) outstanding during each year:
     (100,712,000 in 2004 and 100,049,025 in 2005 and 99,901,080 in 2006 and
      100,912,601 in 2007 and 102,176,139 in 2008). NOTE: Basic and diluted earnings per share are the same in loss years.

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

     The following table reflects our cash, working capital and asset and liability positions at October 31, 2007 and 2008:

                                  October 31,          October 31,
                                    2007                 2008
                                  (in $000)            (in $000)
                                 ------------         ------------
Cash                                 37                    5
Current assets                       41                    5
Current liabilities                  338                 463
Working capital (deficit)           (297)               (458)
Current ratio                       .12                  .01

     We have not been profitable to date and have no operating revenue. We incurred net losses of approximately $177,000 in the year ended October 31, 2008 and $357,000 and $28,000 in the years ended October 31, 2007 and October 31, 2006, respectively and had accumulated losses of approximately $6,569,000 as of October 31, 2008. We currently hold only approximately $5,000 in cash, as a result of receiving the proceeds of the issuance of the Convertible Note described in the following paragraph.

     On April 30, 2007 we entered into a non-negotiable convertible promissory note, referred to in this document as the Convertible Note, with Great Missenden Holdings Pty Ltd ("Missenden"), an Australian proprietary limited liability company. Ernest Geoffrey Albers, our former director who retired on July 31, 2006, who is our substantial shareholder, is the major shareholder of Missenden.

     Pursuant to the Convertible Note, Missenden advanced a total of $300,000 to us. The Convertible Note bears interest at a rate of 9% per annum, and was payable in full on June 30, 2008. This date has been extended by one year, and is now payable in full on June 30, 2009. The Convertible Note is automatically convertible immediately prior to the Merger into such number of shares of our common stock which would result in Missenden owning 1% of New Rocky's Common Stock immediately after the Merger for each $30,000 of outstanding principal under the Convertible Note at the time of the Merger, up to a total of 10%. Accordingly, it is expected that, immediately prior to the Merger, the Convertible Note will be automatically converted into such number of our common stock which will result in Missenden owning 10% of New Rocky's Common Stock immediately after the Merger. As of the date of this report, we owed Missenden a total of approximately $384,000 plus accrued interest . No payments of principal or interest have been made on the Convertible Note during its term.

     Our cash has decreased from $37,000 to $5,000 from October 31, 2007 to October 31, 2008, (following the advance of $300,000 pursuant to the Convertible Note and cash proceeds of $96,974 reported on November 20, 2008, to repay advances and creditors) due to operational costs, and legal costs associated to the Merger.

     Our current liabilities increased from $338,000 to $444,000 from October 31, 2007 to October 31, 2008, due to the incurrence of the debt under the Convertible Note.

     We had a working capital deficit of $458,000 and a current ratio (a ratio of our current assets to our current liabilities) of 0.01 as of October 31, 2008, compared to a working capital deficit of $297,000 and a current ratio of
0.12 as of October 31, 2007, and due to the decrease in our current assets and an increase in our current liabilities as a result of the incurrence of the costs described in "--Results of Operation" below.

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

     As of October 31, 2008, our material commitments for capital expenditures under our existing agreements totalled approximately $850,000, of which we expect a total of $50,000 to fall in the year to October 31, 2009. Since the time of this report we no longer have this expenditure commitment due to the withdrawal from the agreement.

     Additionally, we expect we will require approximately $120,000 to complete the merger.

     Additionally, if shareholders dissenting from the Merger exercise their rights of appraisal, we may be required to pay significant amounts to such shareholders. In the absence of an additional financing or financings, we will not have sufficient funds to pay such amounts in connection with dissenting shareholders' appraisal rights.

     The financial requirements described in the preceding paragraphs of this section "--Liquidity and Capital Resources" will have the effect of decreasing our liquidity and exhausting our cash resources within 3 months. We will not be able to meet such requirements without additional financings. We expect that financings totalling at least $50,000 will be required by us in the next 3 months and financings totalling at least an additional $150,000 will be required by us in the next 12 months, to meet our working capital requirements and capital commitments.

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


Results of Operations
---------------------

     We did not have operating revenue in our 2006, 2007 and 2008 fiscal years. Our net loss in our 2008 fiscal year was $177,000, compared to $357,000 in our 2007 fiscal year and $28,000 in our 2006 fiscal year. The increase in our net loss from our 2006 to our 2007 fiscal year was a result of an increase in the following expenses: legal fees for the preparation of Merger documents, and exploration expenses for the Carr Boyd Joint Venture. In turn, the increases in our exploration expenses were incurred due to the increase in our joint venturing and exploration activities in 2007. The increase in our legal expenses resulted from the fact that we undertook activities in connection with the Merger, the Merger Agreement and the expected related joint proxy statement/prospectus and shareholder vote, in our fiscal 2007 year.

     We expect that our costs will decrease substantially in our fiscal year 2009, due to no exploration activity. We will incur ongoing reporting costs, office overheads and general corporate costs until the merger is completed.

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

     The going concern basis of presentation assumes we will continue in operation throughout our 2009 fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Our auditors stipulated in their report dated February 13, 2009 that they had substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

     From November 1, 2007, we have adopted the provisions of FASB Interpretation No.48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FAS 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48 we may recognise the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 is expected to have no impact on our financial position and our results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the requirements of SFAS No. 141R.


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.


Item 9A. Controls and Procedures

(a) Evaluation of Controls and Procedures.

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report. We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision of our principal executive officer(who also serves as our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of October 31, 2008. A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is not a reasonable possibility that material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.

     Management of the Company is also responsible for establishing internal control over financial reporting as defined in Rule 13a-15(f) and 15(d)-15(f) under the Securities Act of 1934.

     The Company's internal control over financial reporting are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S> generally accepted accounting principles. The Company's internal controls over financial reporting are expected to include those policies and procedures that management believes are necessary that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     In evaluating internal controls, management considered the amount of the Company's financial activities and resources. We have for the past several years retained a part-time bookkeeper to assist its sole officer in completing the financial reporting process, but ultimately our principal executive and financial officer, is responsible not only for controls, but also for all other aspects of the Company's general ledger, disbursements and receipts, and financial statement preparation. Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2008. Although the Company has financial controls and related procedures in place, the Company lacked the resources to implement the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, and therefore did not utilize this framework, or any other approved framework to assess the Company's internal control over financial reporting. Accordingly, our chief executive officer/chief financial officer was unable to assess the Company's internal controls over financial reporting in accordance with an established framework and, therefore, identified a material weakness in our internal controls over financial reporting. As a result of this material weakness, management concluded that the Company's internal control over financial reporting as of October 31, 2008 was not effective.

       The Company does not intend to immediately take any action to remediate this material weakness until the Company acquires sufficient financing and engaged in business operations, the Company does work with consultants or other third parties to prepare its financial statements and will implement further internal financial controls as circumstances permit.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management's report in this annual report.

         There were no changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.


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


         Name              Age                       Position
-------------------------  ---   -----------------------------------------------
  Mark Anthony Muzzin      46        Chief Executive Officer, President, Chief
                                    Financial Officer, Controller, Chairman and
                                                     Director
  William Ray Hill         57                        Director
  John B. Rubel            57                        Director
  David Bruce Hill         66                        Director

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

     David Bruce Hill. Mr. Hill has been our director since October 2003. He is a member of the Institute of Chartered Accountants of Australia. He also holds office as a director and secretary of a number of Australian public companies. He has been working as an accountant for numerous oil & gas exploration companies for the past 30 years. Since the time of this report, Mr Hill has retired from the board.

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

Compensation Committee Report
-----------------------------

     Given that no compensation has been paid to our directors and executive officers in our 2008 fiscal year, our Board of Directors has not reviewed or discussed the Compensation Discussion and Analysis set forth in Item 402(b) of Regulation S-K under the Securities Act with management; and has not recommended that such Compensation Discussion and Analysis be included in our Annual Report or proxy statement. This disclosure is being made by all members of our Board, being Messrs. Mark Muzzin, John Rubel, William Hill and David Hill.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding the beneficial ownership of our equity securities as of October 31, 2008 by:

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

     Pursuant to the Convertible Note, Missenden advanced a total of $300,000 to us. The Convertible Note bears interest at a rate of 9% per annum, and is payable in full on June 30, 2008. This date has been extended by one year, and is now payable on June 30, 2009. The Convertible Note is automatically convertible immediately prior to the Merger into such number of shares of our common stock which would result in Missenden owning 1% of our common stock immediately after the Merger for each $30,000 of outstanding principal under the Convertible Note at the time of the Merger, up to a total of 10%. Accordingly, it is expected that, immediately prior to the Merger, the Convertible Note will be automatically converted into such number of our common stock which will result in Missenden owning 10% of New Rocky's Common Stock immediately after the Merger. As of January 29, 2009, we owed Missenden a total of approximately $384,000 plus accrued interest. No payments of principal or interest have been made on the Convertible Note during its term.


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

Reimbursement of Office Expenses
--------------------------------

     In 2007, we entered into a verbal agreement to reimburse Mr. E. Geoffrey Albers, our substantial shareholder, with whose interests we share office space, for office space and overhead expenses. The total amount paid and payable to Mr E Geoffrey Albers for office usage during the year ended October 31, 2008 was $9,908.

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

Item 14. Principal Accountant Fees and Services.

     The following table set forth information on the fees billed to us by Causey Demgen & Moore, Inc. for professional services in the years ended October 31, 2008 and 2007:

                                     2008               2007


       Audit Fees (1)              $13,278            $11,465
       Audit-Related Fees               --                 --
       Tax Fees (2)                 $1,696             $2,008
       All Other Fees                   --                 --
                                   -------             -------
       Total                       $14,974             $13,473
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

(a)

1. Index to Consolidated Financial Statements

     The following Consolidated Financial Statements are filed as part of this annual report on Form 10-K:

     Report of Independent Registered Public Accounting Firm                  F1

     Consolidated Balance Sheets--October 31, 2008 and 2007                   F2

     Consolidated Statements of Operations--Years Ended
      October 31, 2008, 2007 and 2006                                      F3-F4

     Consolidated Statements of Stockholders' Equity--Years ended
      October 31, 2008 and 2007                                           F5-F10

     Consolidated Statements of Cash Flows--Years ended
      October 31, 2008, 2007 and 2006                                    F11-F12

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

3.1            Restated Articles of Incorporation of Rocky Mountain Minerals,
               Inc.

3.2            By-Laws of Rocky Mountain Minerals, Inc.

3.3 Statements Concerning Cumulative Convertible Preferred Stock, dated June 9, 1981 and December 28, 1981.

Exhibit
Number         Description
-------        -----------------------------------------------------------------

10.1 Carr-Boyd Farmin and Joint Venture Heads of Agreement, by and among RMMI Australia Pty Ltd, Eagle Bay Resources NL and Audax Resources Ltd, dated November 15, 2006.

10.2 Joint Venture Heads of Agreement, by and between RMMI Australia Pty Ltd and Eagle Bay Resources NL, dated December 6, 2006.

10.3 A non-negotiable convertible promissory note issued by Rocky Mountain Minerals, Inc. to Great Missenden Holdings Pty Ltd, dated April 30, 2007.

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

Name                               Title                           Date
----                               -----                           ----

/s/ Mark A Muzzin          President, Treasurer,
------------------         Chief Financial Officer,
Mark A. Muzzin             Chairman and Director              February 13, 2009


/s/David B. Hill           Director                           February 13, 2009
------------------
David B. Hill


/s/ W. Ray Hill            Director                           February 13, 2009
------------------
W. Ray Hill


/s/ John. B. Rubel         Director                           February 13, 2009
------------------
John B. Rubel

Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rocky Mountain Minerals, Inc.

We have audited the accompanying consolidated balance sheets of Rocky Mountain Minerals, Inc. and subsidiary as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended October 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Minerals, Inc. and subsidiary as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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


                                                /s/ CAUSEY DEMGEN & MOORE INC.
                                                ------------------------------
                                                CAUSEY DEMGEN & MOORE INC.

Denver, Colorado
February 13, 2009


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 2007 and 2008

                                     ASSETS
(Dollar amounts in thousands)
                                                                   2007       2008
                                                                  -------    -------
Current assets:
         Cash                                                     $    37          5
         Prepaid Items                                                  4          -
                                                                  -------    -------

         Total current assets                                     $    41          5

Assets held for sale-net (Note 2)                                     150        150
Investment in joint venture  (Note 3)                                   4          -
Deferred offering costs                                                68         68
                                                                  -------    -------
         Total Assets                                             $   263    $   223
                                                                  =======    =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Accounts payable                                         $    38    $    35
         Accrued interest-related party (Note 5)                       11         43
         Accrued expenses                                               -          1
         Note payable - related party                                 289        384
                                                                  -------    -------
         Total current liabilities                                    338        463



Stockholders' equity(deficit) (Notes 2, 6 and 7):
      Preferred stock, $.05 par value, 50,000,000 authorized;
         44,000,000 designated as $.015 cumulative convertible;
         and 44,000,000 (2007 and 2008) shares issued and
         outstanding (aggregate liquidating preference
         $15,546 (2007) and $16,206 (2008)                          2,200      2,200
      Common stock, $.001 par value; 250,000,000 shares
         authorized, 102,176,139 (2007) and 102,176,139 (2008)
         issued and outstanding                                       102        102
      Capital in excess of par value                                4,027      4,027
      Accumulated other comprehensive income (loss)                   (12)         -
      Deficit accumulated during the exploration stage             (6,392)    (6,569)
                                                                  -------    -------

         Total stockholders' equity (deficit)                         (75)      (240)
                                                                  -------    -------
         Total liabilities and stockholders' equity (deficit)     $   263    $   223
                                                                  =======    =======

                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

       For the years ended October 31, 2006, 2007 and 2008 and Cumulative
            Amounts from Inception (May 19, 1978) to October 31, 2008

(Dollar amounts in thousands)
                                                                                                  Cumulative
                                                                                                    amounts
                                                                                                      from
                                                                                                   inception
                                                                  For the year ended October 31,    (May 19,
                                                                    2006       2007      2008        1978)
                                                                  -------    -------    -------    -----------
                                                                                                   (Unaudited)
Revenues:
         Interest                                                 $    1    $     2    $     --    $       284
         Royalty and lease income                                      --         --         --            211
         Gain on sale of machinery and equipment                       --         --         --            100
         Gain on sale of mining claims                                 --         --         --             12
         Gain on sale of undeveloped oil and gas properties            --         --         --             35
         Milling-custom                                                --         --         --             14
         Gold and silver sales                                         --         --         --            177
         Equity in subsidiary earnings (losses) (Note 4)               --         --         --            (96)
         Gain on sale of securities (Note 4)                           --         --         --            137
          Gain from foreign exchange rate conversion                   --         --         11             11
                                                                  -------    -------    -------    -----------
                                                                       1          2          11            885
Costs and expenses:
         Write-down of mill and mineral interests (Note 2)             --         --         --          3,201
         Loss on disposal of equipment and assets held for sale
         (Note 2)                                                      --        --         --              34
         Cost of milling and exploration                               --        84         52             396
         General and administrative                                   24        138         91           3,373
         Abandonment of non-producing mineral interests               --        108         --             184
         Depreciation, depletion and amortization                     --         --         --             286
         Interest                                                      5         29         45             882
                                                                  -------    -------    -------    -----------
                                                                      29        359        188           8,356
                                                                  -------    -------    -------    -----------
Loss before extraordinary item                                       (28)      (357)      (177)         (7,471)

                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS

       For  the years ended October 31, 2006, 2007 and 2008 and Cumulative
            Amounts from Inception (May 19, 1978) to October 31, 2008

                         (Continued from preceding page)

(Dollar amounts in thousands)
                                                                                             Cumulative
                                                                                               amounts
                                                                                                from
                                                                                             inception
                                                             For the year ended October 31,   (May 19,
                                                              2006        2007       2008       1978)
                                                             -------    --------   --------  -----------
                                                                                             (Unaudited)
Extraordinary gain on extinguishment of debt                      --          --         --         902
                                                             -------    --------   --------   ---------

         Net loss (Note 8)                                   $  ( 28)   $   (357)  $   (177)  $  (6,569)
                                                             =======    ========   ========   =========

Basic and fully diluted loss per common share (Note 9):
         Loss before extraordinary item                      $   (*)    $     (*)  $    (*)   $   (0.11)
         Extraordinary gain on extinguishment of debt             --          --         --        0.01
                                                             -------    --------   --------   ---------

         Basic and fully diluted net loss per common share   $   (*)    $     (*)  $    (*)   $   (0.10)
                                                             =======    ========   ========   =========

*Less than $.01 per share



                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          For the period from Inception
                       (May 19, 1978) to October 31, 2008

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


                          (Continued on following page)

                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2008

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

                          (Continued on following page)

                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2008

              Information pertaining to the period from Inception
                 (May 19, 1978) to October31, 1998 is unaudited

                         (Continued from preceding page)

(Dollar amounts in thousands)


                                                                                                                     Deficit
                                                                                                                 accumulated
                                                                                                     Capital in   during the
                                                             Preferred stock       Common stock       excess of  development
                                                             Shares   Amount     Shares     Amount    par value        stage
                                                             ------   ------    ---------   -------   ---------  -----------
                                                                                                                 (Unaudited)
Issuance of common stock for cash at $.075 per
         share, in a private placement in 1984                   --       --    1,000,000        2         74         --
Conversion of preferred stock into common
         stock in 1984                                       (5,500)      --        2,200       --         --         --
Issuance of common stock:
         To an officer and director for services
         valued at $.01 per share in 1986                        --       --    3,000,000        3         27         --
         For settlement of debt at $.015 per
         share in 1987                                           --       --      200,000       --          3         --
         For cash at $.0167 per share, pursuant
         to private placement in 1987                            --       --   10,975,000       11        172         --
         To an officer and director for royalty interest
         at $.01 per share in 1987 (Note 2)                      --       --      500,000        1          4         --
         To an officer and director and shareholder
         for past services at $.01 per share in 1987             --       --    2,900,000        3         26         --
         For settlement of debt in 1987:
         at $.015 per share                                      --       --    1,933,334        2         27         --
         at $.03 per share                                       --       --      400,000       --         12         --
         at $.02 per share                                       --       --       97,085       --          2         --
Conversion of preferred stock into common
         stock in 1987                                     (250,000)     (12)     100,000       --         12         --

                          (Continued on following page)

                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2008

              Information pertaining to the period from Inception
                 (May 19, 1978) to October31, 1998 is unaudited

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

                          (Continued on following page)

                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2008

       Information pertaining to the period from Inception (May 19, 1978)
                        to October 31, 1998 is unaudited

                         (Continued from preceding page)

(Dollar amounts in the thousands)

                                                                                                                         Deficit
                                                                                                                     accumulated
                                                                                                         Capital in   during the
                                                         Preferred stock            Common stock          excess of  development
                                                       Shares       Amount       Shares       Amount    par value        stage
                                                    -----------    --------    -----------   --------   -----------   -----------
                                                                                                                      (Unaudited)
Conversion of preferred stock into common
         stock in 1991                                 (635,000)        (32)       254,000         --            32            --
Conversion of preferred stock into common stock
         in 1992                                       (697,000)        (35)       278,800         --            35            --
Net loss for the period from inception to October
         31, 1998                                            --          --             --         --            --        (4,911)
                                                    -----------    --------    -----------   --------   -----------   -----------
Balance, October 31, 1998(unaudited)                 24,908,450       1,245     85,712,039         86         4,373        (4,911)
Net loss for the year ended October 31, 1999                 --          --             --         --            --           (30)
                                                    -----------    --------    -----------   --------   -----------   -----------
Balance, October 31, 1999                            24,908,450       1,245     85,712,039         86         4,373        (4,941)
Net loss for the year ended October 31, 2000                 --          --             --         --            --           (34)
                                                    -----------    --------    -----------   --------   -----------   -----------
Balance, October 31, 2000                            24,908,450       1,245     85,712,039         86         4,373        (4,975)
Net loss for the year ended October 31, 2001                 --          --             --         --            --           (91)
                                                    -----------    --------    -----------   --------   -----------   -----------
Balance, October 31, 2001                            24,908,450       1,245     85,712,039         86         4,373        (5,066)
Net loss for the year ended October 31, 2002                 --          --             --         --            --          (123)
                                                    -----------    --------    -----------   --------   -----------   -----------
Balance, October 31, 2002                            24,908,450       1,245     85,712,039         86         4,373        (5,189)

                        (Continued on the following page)

                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the period from Inception (May 19, 1978) to October 31, 2008

       Information pertaining to the period from Inception (May 19, 1978)
                        to October 31, 1998 is unaudited

                         (Continued from preceding page)

(Dollar amounts in the thousands)





                                                                                             Capital     Accum      Deficit
                                                                                                  in     other  accumulated
                                                                                              excess    compre   during the
                                            Preferred stock            Common stock           of par   hensive  development
                                          Shares       Amount       Shares       Amount        value      loss        stage
                                       -----------    --------    -----------   --------    --------   -------  -----------
                                                                                                                (Unaudited)
Issuance of stock for
  the investment in
  joint venture (Note 3)                 19,091,550        955     15,000,000         15        (652)       --          --

Net loss for the year
  ended October 31, 2003                         --         --             --         --          --        --        (366)
                                       ------------   --------   ------------    -------    --------    ------    --------
Balance, October 31, 2003                44,000,000      2,200    100,712,039        101       3,721        --      (5,555)

Net loss for the year ended
   October 31, 2004                              --         --             --         --          --        --         (53)
                                       ------------   --------   ------------    -------    --------    ------    --------
Balance, October 31, 2004                44,000,000      2,200    100,712,039    $   101    $  3,721        --      (5,608)

Reconveyance of stock from
  Exmouth Joint Venture
  (Note 3)                                       --         --    (10,000,000)       (10)       (140)       --          --

Issuance of common stock
  to directors
  At $ .03/share  (Note 11)                      --         --      6,000,000          6         174        --          --

Net loss for the year ended
  October 31, 2005                               --         --             --         --          --        --        (399)
                                       ------------   --------   ------------    -------    --------    ------    --------
Balance, October 31, 2005                44,000,000   $  2,200     96,712,039    $    97    $  3,755        --      (6,007)

Issuance of Common Stock
  to directors
  At $.055/share  (Note 11)                      --         --      4,000,000          4         216        --          --

Net loss for the year ended
  October 31, 2006                               --         --             --         --          --        --         (28)
                                       ------------   --------   ------------    -------    --------    ------    --------
Balance, October 31, 2006                44,000,000   $  2,200    100,712,039    $   101    $  3,971        --      (6,035)

Issuance of common stock:
   For settlement of
   debt at $.02 per share                        --         --      1,464,100          1          37        --          --

Beneficial conversion privilege
   for Convertible note payable                  --         --             --         --          19        --          --

Foreign currency exchange loss                   --         --             --         --          --       (12)         --

Net loss for the year ended
  October 31, 2007                               --         --             --         --          --        --        (357)

Balance, October 31, 2007                44,000,000   $  2,200    102,176,139    $   102    $  4,027       (12)     (6,392)

Recognition of foreign currency
  exchange loss through Consolidated
  Statements of Operations                       --         --             --         --          --        12          --

Net loss for the year ended
  October 31, 2008                               --         --             --         --          --        --        (177)

Balance, October 31, 2008                44,000,000   $  2,200    102,176,139    $   102    $  4,027        --      (6,569)
                                       ============   ========   ============    =======    ========    ======    ========


                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended October 31, 2006, 2007 and 2008 and Cumulative Amounts from
                  Inception (May 19, 1978) to October 31, 2008

         (Dollar amounts in thousands)
                                                                                         Cumulative
                                                                                            amounts
                                                                                               from
                                                                                          inception
                                                          2006      2007      2008    (May 19, 1978)
                                                         ------    ------    ------    ------------
Cash flows from operating activities:
    Net loss                                             $  (28)   $ (357)     (177)         (6,569)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Loss from subsidiary                                     --        --        --              96
    Depreciation, depletion and amortization                 --        --        --             286
    Write-down of mill and mineral interests                 --        --        --           3,201
    Abandonment of non-producing mineral interests           --       108        --             184
    Gain on sale of mineral interests and oil and gas
    Properties                                               --        --        --             (57)
    Gain on disposal of machinery and equipment              --        --        --             (73)
    Amortization of deferred revenue                         --        --        --             (24)
    Advance royalties                                        --        --        --              28
    Issuance of common stock for services                   220        --        --             505
    Change in assets and liabilities:
    (Increase) decrease in prepaid expenses & deposits       --        (4)        4               -
    (Increase) decrease in deferred offering costs           --       (68)       --             (68)
    Increase (decrease) in accounts payable                (215)       37        (3)             40
    Increase(decrease) in accrued expenses                   --       (30)       33               3
    Gain (loss) from foreign currency conversion             --       (12)       12               -
    Cost of beneficial conversion                            --        19        11              30
                                                         ------    ------    ------    ------------
    Net cash used in operating activities                   (23)     (307)     (120)         (2,418)
                                                         ------    ------    ------    ------------


                          (Continued on following page)

                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   For the years ended October 31, 2006, 2007 and 2008 and Cumulative Amounts from Inception (May 19, 1978) to October 31, 2008


                         (Continued from preceding page)

(Dollar amounts in thousands)

                                                                                Cumulative
                                                                                   amounts
                                                                                      from
                                                                                 inception
                                                   2006     2007      2008   (May 19, 1978)
                                                  ------   ------    ------    ------------
Cash flows from operating activities:

   Proceeeds from sale of assets held for sale,
   mineral interests , oil and gas properties         --      --        --             595
   Acquisition of:
   Mineral interests and oil and gas properties       --       --        --          (3,414)
   Mill and equipment                                 --       --        --            (395)
   Other                                              --       (4)       4            (58)
                                                  ------   ------    ------    ------------

   Net cash used in investing activities              --       (4)       4          (3,272)
                                                  ------   ------    ------    ------------
Cash flows from financing activities:
   Proceeds from:
   Sale of common stock - net                         --       --        --           2,802
   Sale of preferred stock - net                      --       --        --           2,486
   Borrowing from related party                       --      300        84             407
                                                  ------   ------    ------    ------------
   Net cash provided by financing
   activities                                         --      300        84           5,695
                                                  ------   ------    ------    ------------

Increase (decrease) in cash                          (23)     (11)      (32)              5

Cash at beginning of period                           71       48        37              --
                                                  ------   ------    ------    ------------
Cash at end of period                             $   48       37         5               5
                                                  ======   ======    ======    ============

Supplemental disclosure of non-cash investing financing activities (Note 3):

        During 2005 10,000,000 shares of common stock vauled at $150,000 were conveyed from Exmouth Joint Venture


                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2006, 2007 and 2008

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

Basis of presentation:

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at October 31, 2008 had minimal cash. As a development stage company, the Company relies on infusions of cash through the sale of assets held for sale, the performance of its investment in joint venture and the issuance of equity capital. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2006, 2007 and 2008

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

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2006, 2007 and 2008

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

Unaudited financial statements:

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results of operations and cash flows for the period from inception (May 19, 1978) to October 31, 2008.

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

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2006, 2007 and 2008
                                  (continued)

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

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2006, 2007 and 2008
                                  (continued)

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

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2006, 2007 and 2008

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

On April 30, 2007, the Company entered into a non-negotiable convertible promissory note with Great Missenden Holdings Pty. Ltd. Pursuant to the Note, Great Missenden Holdings Pty Ltd has advanced an aggregate total of $300,000.The Note bears interest at a rate of 9% per annum, and is payable in full on June 30, 2008. This date has been extended and is now payable on June 30, 2009. The principal amount then outstanding under the Note is convertible by Great Missenden Holdings Pty Ltd at any time into shares of common stock of the Company at a conversion price of $0.025 per share. In addition, the Note is automatically convertible immediately prior to a merger of the Company with a wholly-owned Delaware subsidiary of the Company, into such number of shares of the Company's common stock which would result in the Lender owning 10% of the outstanding shares of the Delaware subsidiary after the merger. The Company recorded a discount on the note of $18,750 relating to the beneficial conversion feature. This discount will be amortized to interest expense over the term of the debt.

During 2008 Great Missenden Holdings Pty. Ltd. advanced the Company $84,000. The advance bears interest at the rate of 1% per month.


6.   Preferred stock

During fiscal 1981, the stockholders voted to amend the Articles of Incorporation to authorize the issuance of preferred stock having a par value of $.05. The Board of Directors designated 44,000,000 shares of the preferred stock as $.015 cumulative convertible preferred stock (hereinafter referred to as "preferred stock"). The holders of the preferred stock are, subject to declaration, entitled to receive $.015 per share annual dividends, and $.10 per share, plus accrued but unpaid dividends, upon liquidation, dissolution or winding up of the Company. The dividends, which may be paid in cash, common stock or gold, are payable annually, if and when declared by the Board of Directors only from earned surplus. Cumulative dividends in arrears as of October 31, 2008 amount to $11,806,163 ($.27 per share). Each share of the preferred stock is convertible by the holder, at his option, into .4 shares of common stock. The preferred stock may be called for redemption at $.15 per share, plus accrued but unpaid dividends, either in cash, in common stock or gold. As no profit has been achieved and as no dividends have been declared, no provision has been made for unpaid dividends. (See Note 7)

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2006, 2007 and 2008

7.   Common stock

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

8.   Income taxes

At October 31, 2008, the Company had net operating loss carryforwards for tax purposes of approximately $1,658,000. If not used to offset future taxableincome, the carryforwards will expire as follows:

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2006, 2007 and 2008
                                  (continued)


         Fiscal Year of expiration                    Amount $
         ------------------------------              ----------

                  2010                                108,000
                  2011                                 25,000
                  2017                                125,000
                  2019                                 29,000
                  2020                                 35,000
                  2021                                 89,000
                  2022                                135,000
                  2023                                 98,000
                  2024                                 53,000
                  2025                                399,000
                  2026                                 28,000
                  2027                                357,000
                  2028                                177,000

At October 31, 2006, 2007 and 2008 , total deferred tax assets and valuation allowances are as follows:

     Deferred tax assets resulting       2006         2007          2008
                                     ----------    ----------    ----------
     Net operating loss                 439,000       530,000       580,000
     Write-down of assets held          612,000       612,000       612,000
                                     ----------    ----------    ----------
     Total                            1,051,000     1,142,000     1,192,000
     Less valuation allowance        (1,051,000)   (1,142,000)   (1,192,000)
                                     ----------    ----------    ----------
                                     $       --    $       --    $       --
                                     ==========    ==========    ==========

A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

9. Basic and fully diluted loss per common share

Basic and fully diluted loss per common share is based on the weighted average number of shares of common stock outstanding during each year, 99,901,080 in 2006, 100,912,601 in 2007, and 102,176,139 in 2008 and 68,698,342 shares for the period from May 19,1978 through October 31, 2008. Basic and fully diluted earnings per share are the same in loss years.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2006, 2007 and 2008

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

11. Related party transactions

In 2007, the Company entered into a verbal agreement to reimburse Mr E Geoffrey Albers for office space and overhead. Total amounts paid and payable to Mr E Geoffrey Albers for office usage during the year ended October 31, 2008 was $9,900.

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

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         October 31, 2006, 2007 and 2008
                                  (continued)

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the requirements of SFAS No. 141R.


13. Unaudited quarterly financial data

The following table represents the unaudited quarterly operating results of the Company for each quarter within the past two years.


                                        Jan 31,   Apr 30,     Jul 31,    Oct 31,
                                         2007      2007        2007       2007
                                        -----     -------     -------    -------
Net revenues                              --         --         --         --

Net loss                                 (22)       (32)       (80)      (223)

Net loss per share                      $ (*)      $ (*)      $ (*)      $ (*)



                                        Jan 31,   Apr 30,     Jul 31,    Oct 31,
                                         2008      2008        2008       2008
                                        -----     -------     -------    -------
Net revenues                             --          --          --          --

Net loss                                (94)        (35)        (26)        (22)

Net loss per share                     $ (*)       $ (*)       $ (*)       $ (*)


 * less than $.01 per share


14. Subequent Event

On November 19, 2008 the Company issued 15,000,000 shares of common stock to satisfy approximately $93,000 of cash advances from Great Missenden Holdings Pty. Ltd. including $25,000 advanced on such date.