Form 10-Q
period 2009-01-31
ROCKY MOUNTAIN MINERALS INC
filed 2009-03-23
CIK 312583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: January 31, 2009

                                       or

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

     Large accelerated filer [_]                    Accelerated filer [_]

     Non-accelerated filer [_]                     Smaller reporting company [X]
(Do not check if smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     117,176,139 shares of common stock, $0.001 par value, as of March 12, 2009.

                                    FORM 10-Q

                              For the Quarter Ended
                                January 31, 2009

                                Table of Contents


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                  Consolidated Balance Sheets, January 31, 2009 (unaudited) and October 31, 2008 (audited)

                  Consolidated Statement of Operations for the three months ended January 31, 2009 and 2008, and cumulative since inception (unaudited)

                  Consolidated Statement of Cash Flows for the three months ended January 31, 2009 and 2008, and cumulative since inception (unaudited)

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

         Signatures

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                      October 31, 2008 and January 31, 2009

                                     ASSETS

                  (Amounts in thousands, except per share data)


                                                         October 31, January 31,
                                                               2008        2009
                                                           (Audited) (Unaudited)
ASSETS                                                   ----------  ----------
Current Assets:
         Cash                                            $        5   $      25
         Prepaid items                                           --          --
                                                         ----------  ----------
Total current assets                                     $        5   $      25


Assets held for sale-net (Note 2)                               150         150
Deferred offering costs                                          68          68
                                                         ----------  ----------


TOTAL ASSETS                                             $      223    $    243
                                                         ==========  ==========



                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                      October 31, 2008 and January 31, 2009

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                  (Amounts in thousands, except per share data)

                                                         October 31, January 31,
                                                               2008        2009
                                                           (Audited) (Unaudited)
                                                         ----------  ----------
Current liabilities:
   Accounts payable                                      $       35    $     47
   Accrued expenses                                               1           -
   Accrued Interest-related party (Note 4)                       43          45
   Note Payable - related party (Note 4)                        384         316
                                                         ----------  ----------
   Total current liabilities                                    463         408

Stockholders' equity (deficit):
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                                    2,200       2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized,
     102,176,139 (2008) 117,176,139
     (2009) shares issued and
     outstanding                                                102         117

   Capital in excess of par value                             4,027       4,109
   Deficit accumulated during the
     exploration stage                                       (6,569)     (6,591)
                                                         ----------  ----------

Total stockholder's equity (deficit)                           (240)       (165)
                                                        ----------  ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (deficit)                           $      223    $    243
                                                         ==========  ==========


                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                  (Amounts in Thousands, except per share data)


                                                         For the Three Months    Cumulative
                                                            Ended January 31    amounts since
                                                            2008        2009      inception
                                                                                (May 19, 1978)
                                                          --------    -------   --------------
Revenues                                                  $     --    $     2   $          887
                                                          --------    -------   --------------

Costs and expenses:
Mill expense                                                    51         --            3,815
General and administrative                                      32         16            3,389
Depreciation, depletion
and amortization                                                --         --              286
Interest                                                        11          8              890
                                                          --------    -------   --------------
Total costs and expenses                                        94         24            8,380
                                                          --------    -------   --------------
Loss before
extraordinary item                                             (94)       (22)          (7,493)
Extraordinary gain on
extinguishment of debt                                          --         --              902
                                                          --------    -------   --------------

Net loss (Note 2)                                         $    (94)       (22)          (6,591)
                                                          ========    =======   ==============

Basic and fully diluted loss per common share (Note 8):

Loss before extraordinary item                            $     --    $    --   $        (0.11)
Extraordinary gain on
extinguishment of debt                                          --         --             0.01
                                                          ========    =======   ==============

Loss per share                                            $      *    $     *   $        (0.10)
                                                          ========    =======   ==============

*Less than $0.01 per share.

                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                 (Amounts in Thousands, except per share data)

                                                                        Cumulative
                                                 For the three Months    Amounts
                                                   Ended January 31,      since
                                                 2008            2009   inception
                                               ---------      --------  ----------
Net loss                                       $     (94)     $    (22) $   (6,591)

Adjustments to reconcile net
loss to net cash used in
 operating activities:
Write-downs and asset sales                           --            --       3,355
Depreciation, depletion
   and amortization                                   --            --         286
Common stock issued for
   Services                                           --            --         505
  Changes in assets and liabilities:
      Prepaid expenses and deposits                    4            --          --
      Deferred offering costs                         --            --         (68)
      Accounts payable                                43            12          52
      Accrued expenses                                15             1           4
      Gain(loss) from foreign currency                (3)            2           2
      Cost of Beneficial Conversion                    4            --          30
                                               ---------      --------  ----------
Net cash used in operating
      activities                                     (31)           (7)     (2,425)

Cash flows from investing activities:
   Proceeds from sale of assets                       --            --         595
   Acquisition of assets                              (4)           --      (3,867)
                                               ---------      --------  ----------

Net cash used in
investing activities                                  (4)           --      (3,272)
                                               ---------      --------  ----------

Cash flows from financing activities:
 Proceeds from Stock and
   borrowings                                         --            27       5,722
                                               ---------      --------  ----------
                                                      --            27       5,722
                                               ---------      --------  ----------

Increase (Decrease) in cash                          (35)           20          25

Cash at beginning of period                           37             5          --
                                               ---------      --------  ----------

Cash at end of period                          $       2      $     25  $       25
                                               =========      ========  ==========


                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended January 31, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008 as filed with the Securities and Exchange Commission (the "SEC").

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

Basis of presentation:

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at January 31, 2009 had minimal cash. As a exploration stage company, the Company relies on infusions of cash through the sale of assets held for sale, the performance of its investment in joint venture and the issuance of equity capital. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

3.   Investment in joint venture

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

In July 2004 the Company's 25% share of the initial cash proceeds from the BHP sale, $150,000, was offset against existing Year 2 seismic acquisition obligations pursuant to the Farmin Agreement. As a term of this arrangement the Company entered into an agreement to reacquire 10,000,000 shares of its Common Stock previously issued to Octanex NL and Strata Resources NL, the Company's Joint Venture partners, for no further outlay.

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

On September 17, 2007, the Company received notice from, BHP and Apache, respectively, that BHP intended to surrender, effectively, to the State of Western Australia, WA-322-P, and BHP and Apache intended to surrender, effectively, to the State of Western Australia, WA-329-P. On October 1, 2007, following the receipt of the Notice, we gave notice to Octanex and Strata to the effect that we did not wish to accept a reassignment of the Permits and, on October 3, 2007, we gave notice to BHP and Apache to the same effect. The Company has recorded an impairment loss of $107,929 at October 31, 2007.

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

On April 30, 2007, the Company entered into a non-negotiable convertible promissory note with Great Missenden Holdings Pty. Ltd. Pursuant to the Note, Great Missenden Holdings Pty Ltd has advanced an aggregate total of $300,000.The Note bears interest at a rate of 9% per annum, and is payable in full on June 30, 2009. The principal amount then outstanding under the Note is convertible by Great Missenden Holdings Pty Ltd at any time into shares of common stock of the Company at a conversion price of $0.025 per share. In addition, the Note is automatically convertible immediately prior to a merger of the Company with a wholly-owned Delaware subsidiary of the Company, into such number of shares of the Company's common stock which would result in the Lender owning 10% of the outstanding shares of the Delaware subsidiary after the merger. The Company recorded a discount on the note of $18,750 relating to the beneficial conversion feature. This discount will be amortized to interest expense over the term of the debt.

During 2008, Great Missenden Holdings Pty. Ltd. advanced the Company $84,000. The advance bears interest at the rate of 1% per month. During November 2008, Great Missenden Holdings Pty Ltd converted $96,974 of advances and interest into 15,000,000 Shares of common stock.

5.   Preferred stock

During fiscal 1981, the stockholders voted to amend its Articles of Incorporation to authorize the issuance of preferred stock having a par value of $.05. The Board of Directors designated 44,000,000 shares of the preferred stock as $.015 cumulative convertible preferred stock (hereinafter referred to as "preferred stock"). The holders of the preferred stock are, subject to declaration, entitled to receive $.015 per share annual dividends, and $.10 per share, plus accrued but unpaid dividends, upon liquidation, dissolution or winding up of the Company. The dividends, which may be paid in cash, common stock or gold, are payable annually, if and when declared by the Board of Directors only from earned surplus. Each share of the preferred stock is convertible by the holder, at his option, into .4 shares of common stock. The preferred stock may be called for redemption at $.15 per share, plus accrued but unpaid dividends, either in cash, in common stock or gold. As no profit has been achieved and as no dividends have been declared, no provision has been made for unpaid dividends. (See Note 6)

6.   Common stock

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

On November 20, 2008, the Company completed a transaction with Great Missenden Holdings Pty Ltd to sell 15,000,000 shares of common stock in return for a net cash proceeds of Australian $150,000 (the equivalent of $96,974). The aggregate offering price was $0.00646, there being no underwriting discounts or commission.

7.   Income taxes

At January 31, 2009, the Company had net operating loss carryforwards for tax purposes of approximately $1,680,000. If not used to offset future taxable income, the carryforwards will expire as follows:

         Fiscal Year of expiration                            Amount

                  2010                                       108,000
                  2011                                        25,000
                  2017                                       125,000
                  2019                                        29,000
                  2020                                        35,000
                  2021                                        89,000
                  2022                                       135,000
                  2023                                        98,000
                  2024                                        53,000
                  2025                                       399,000
                  2026                                        28,000
                  2027                                       357,000
                  2028                                       199,000

At October 31, 2008 and January 31, 2009, total deferred tax assets and valuation allowances are as follows:

                                     October 31, 2008        January 31, 2009
                                     ----------------        ----------------
Net operating loss                            580,000                 595,000
Write-down of assets held                     612,000                 612,000
Total                                       1,192,000               1,207,000
Less valuation allowance                   (1,192,000)             (1,207,000)


A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

8.   Basic and fully diluted loss per common share

Basic and fully diluted loss per common share is based on the weighted average number of shares of common stock outstanding during the three month periods ended January 31, 2009 and January 31, 2008,113,915,269 shares in 2009 and 102,176,139 shares in 2008, and 69,081,078 shares for the period from May 19, 1978 through January 31, 2009. Basic and fully diluted earnings per share are the same in loss periods.

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

10.  Related party transactions

In fiscal 2007, the Company entered into a verbal agreement to reimburse Mr. E. Geoffrey Albers for office space and overhead. Total amounts paid and payable to Mr. E. Geoffrey Albers for office usage during the three month period ended January 31, 2009 was $2,200, as compared to $2,475 in the same period during 2008.

During 2005, the Company issued an aggregate of 6,000,000 shares of common stock to two officers of the Company for prior services valued at $180,000. In 2006, the Company issued an aggregate of 4,000,000 shares of common stock to two officers of the Company for services during 2006 valued at $220,000.

Regarding the withdrawal from the Carr Boyd and the Falcon Bridge Joint Ventures, Mr Mark Muzzin, our President, is a Director of Strategic Energy Resources Ltd.

11.  Recent accounting pronouncements

During the past year the Financial Accounting Standards Board (FASB), issued several new accounting pronouncements. Following are certain of those pronouncements that may have some applicability to the Company and its subsidiary.

FAS No. 157

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157, Fair Value Measurements, which establishes a fair value hierarchy to measure assets and liabilities, and expands disclosures about fair value measurements. FAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of FAS No. 157 had no effect on our financial statements.

FAS No. 159

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FAS No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. FAS No. 159 also establishes additional disclosure requirements. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts FAS No. 157. The adoption of FAS No. 159 had no effect on our financial statements.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements contained in the latest Annual Report on Form 10-K dated October 31, 2008.

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

Business Strategy

Our business strategy to date has been to attempt to identify locations that we believe may contain mineral resources, to secure a relevant tenement and to under- take exploration, primarily through joint ventures with third parties, with the costs of such activities being shared amongst the joint venture participants.

During the quarter, following advice from our consultants, we withdrew from the Carr Boyd joint venture following an extensive sampling program. In addition, we have also withdrawn from the Australian Nickel Joint Venture and the underlying Falcon bridge project before any substantial expenditure was incurred. We did this as a result of the significant fall in the price of nickel (the object of the exploration program) and in order to conserve our limited cash resources.

Due to our limited cash resources and the state of the world economic order, we are investigating various options as a means to ensure the ongoing survival of the Company in this climate.

We have spent a considerable amount of time and money in preparing the Company for a reorganization of its capital structure, with the object being the merger of the Company into a new entity (new Rocky - Delaware incorporated.) While this remains an objective, our pursuit of this reorganization will of necessity be delayed until such time as the Company is in a position to fund this strategy.


Status of Joint Venture Projects

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

The Company has reported on January 23 2009 that RMMI Australia has formally withdrawn from the Carr Boyd Joint Venture.

On January 22, 2009, final agreements between all the joint venture participants; RMMI, Audax Resources Limited and Strategic Energy Resources Ltd (formally Eagle Bay Resources N.L) to early termination of the joint venture were agreed to.

The agreement terminating the joint venture required the parties to waive the 12 month notice period for termination by RMMI.

The decision to withdraw from the Carr Boyd Joint Venture was made acting on advice and recommendation from our technical consultant to the effect that there was little value in remaining in the Carr Boyd project. Over a 2-year period the Company carried out a comprehensive ground reconnaissance exploration program over the Carr Boyd property. A large number of samples were taken and submitted for analysis. The RMMI soil data set was integrated with a Western Mining Corporation historical Carr Boyd data sets, and as a result generated two anomalies at Carr Boyd North and Carr Boyd South. None of the areas targeted for sampling provided an outcome of sufficient merit to proceed to the next stage of exploration. The design of the RMMI soil survey over key areas at Carr Boyd was such as to complete a "once only program" (i.e. due to sample and line spacing, any significant anomalies would be walk-up drill targets). While results generated several areas of interest, with key anomalies field inspected, these inspections provided no drill targets. Within the geological terrain of Carr Boyd, only the Carr Boyd nickel sulphide deposits (not within our acreage) is known, despite 40 years of exploration. During the recent past period of high nickel prices the owners have failed to reopen this deposit, potentially indicating that economics even at the higher prices were not attractive. Our consultant concluded that little obvious value remains and recommended that no further work be undertaken.

There were no termination penalties incurred.

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

The Company advises that its wholly owned subsidiary, RMMI Australia Pty Ltd ("RMMI"), has formally withdrawn from the Australian Nickel Joint Venture and the underlying Falcon Bridge Joint Venture, a nickel exploration venture in Western Australia.

On March 6, 2009, final agreement between the joint venture participants; RMMI and Strategic Energy Resources Ltd (formally Eagle Bay Resources N.L) to early termination of the joint venture was agreed to.

The agreement terminating the joint venture required our co-venturer to waive the 12 month notice period for termination by RMMI.

The Company's 50% interest in the Falcon Bridge Joint Venture has been offered to Strategic Energy Resources Ltd for nominal consideration.

A decision was taken to withdraw from the Australian Nickel Joint Venture and in particular the Falcon Bridge Joint Venture, before any material expenditure had to be incurred. This decision was made based on the significant reduction in the market price of nickel, and following a change of direction by our joint venture partner. The current economic climate and the medium term outlook are regarded as not being conducive to a high risk nickel exploration program.

There were no termination penalties incurred by RMMI.

The Company intends to dispose of our now dormant subsidiary, RMMI.

Mr Mark Muzzin, our President, is a director of Strategic Energy Resources Ltd.

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

The following table sets forth certain relevant measures of our liquidity and capital resources:

                                        Year ended              Three months
                                     October 31, 2008          January 31, 2009
                                        (in $000,               (in $000,
                                      except ratios)          except ratios)
                                      --------------          --------------
 Cash and cash equivalents                       5                      25
 Working Capital (deficit)                    (458)                   (383)
 Current Assets                                  5                      25
 Current liabilities                           463                     408
 Ratio of current assets to
 current liabilities                           .01                    .06
 Stockholders' equity (deficit)                 *                        *
 per common share

     * Less than $.01 per share.

     We have not been profitable to date and have no operating revenue. We incurred net losses of approximately $177,000 in the year ended October 31, 2008 and $357,000 and $28,000 on the years ended October 31, 2007 and October 31, 2006, respectively and had accumulated losses of approximately $6,569,000 as of October 31, 2008. We currently hold only approximately $25,000 in cash, as a result of receiving the proceeds of the issuance of the Convertible Note described in the following paragraph.

     On April 30, 2007 we entered into a non-negotiable convertible promissory note, referred to in this document as the Convertible Note, with Great Missenden Holdings Pty Ltd ("Missenden"), an Australian proprietary limited liability company. Ernest Geoffrey Albers, our former director who retired on July 31, 2006, who is our substantial shareholder, is the major shareholder of Missenden.

     Pursuant to the Convertible Note, Missenden advanced a total of $300,000 to us. The Convertible Note bears interest at a rate of 9% per annum, and was payable in full on June 30, 2008. This date has been extended by one year, and is now payable in full on June 30, 2009. The Convertible Note is automatically convertible immediately prior to the Merger into such number of shares of our common stock which would result in Missenden owning 1% of New Rocky's Common Stock immediately after the Merger for each $30,000 of outstanding principal under the Convertible Note at the time of the Merger, up to a total of 10%. Accordingly, it is expected that, immediately prior to the Merger, the Convertible Note will be automatically converted into such number of our common stock which will result in Missenden owning 10% of New Rocky's Common Stock immediately after the Merger. As of the date of this report, we owed Missenden a total of approximately $316,000 plus accrued interest . No payments of principal or interest have been made on the Convertible Note during its term.

     Our cash has increased from $2,000 to $25,000 from October 31, 2008 to January 31, 2009 (from the issue of shares reported on November 20, 2008). Our current liabilities decreased from $463,000 to $408,000 from October 31, 2008 to January 31, 2009, due to the reduction of the debt under the Convertible Note.

     We had a working capital deficit of $458,000 and a current ratio (a ratio of our current assets to our current liabilities) of 0.01 as of October 31, 2008, compared to a working capital deficit of $383,000 and a current ratio of
0.06 as of January 31, 2009, and due to the increase in our current assets and decrease in our current liabilities as a result of the conversion of debt into equity during the quarter.

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

Results of Operations

         We did not have operating revenue in our 2006, 2007 and 2008 fiscal years. Our net loss in our 2008 fiscal year was $178,000, compared to $357,000 in our 2007 fiscal year and $28,000 in our 2006 fiscal year. The increase in our net loss from our 2006 to our 2007 fiscal year was a result of an increase in the following expenses: legal fees for the preparation of Merger documents, and exploration expenses for the Carr Boyd Joint Venture. In turn, the increases in our exploration expenses were incurred due to the increase in our joint venturing and exploration activities in 2007. The increase in our legal expenses resulted from the fact that we undertook activities in connection with the Merger, the Merger Agreement and the expected related joint proxy statement/prospectus and shareholder vote, in our fiscal 2007 year.

     We expect that our costs will decrease substantially in our fiscal year 2009, due to no exploration activity. We will incur ongoing reporting costs, office overheads and general corporate costs until the merger is completed.

     We incurred net losses of approximately $22,000 for the three months ended January 31, 2009, as compared to approximately $94,000 for the three months ended January 31, 2008, an decrease of 77%, and had accumulated losses of approximately $6,591,000 as of January 31, 2009.

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

The going concern basis of presentation assumes we will continue in operation throughout fiscal year 2009 and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Our auditors stipulated in their report dated February 13, 2009, as filed with our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, that they had substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Item 4T.  Controls and Procedures

a)   Evaluation of Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report. We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision of our principal executive officer (who also serves as our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of January 31, 2009. A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is not a reasonable possibility that material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

     The Company's internal control over financial reporting are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal controls over financial reporting are expected to include those policies and procedures that management believes are necessary that:

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

     In evaluating internal controls, management considered the amount of the Company's financial activities and resources. We have for the past several years retained a part-time bookkeeper to assist its sole officer in completing the financial reporting process, but ultimately our principal executive and financial officer, is responsible not only for controls, but also for all other aspects of the Company's general ledger, disbursements and receipts, and financial statement preparation. Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2009. Although the Company has financial controls and related procedures in place, the Company lacked the resources to implement the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, and therefore did not utilize this framework, or any other approved framework to assess the Company's internal control over financial reporting. Accordingly, our chief executive officer/chief financial officer was unable to assess the Company's internal controls over financial reporting in accordance with an established framework and, therefore, identified a material weakness in our internal controls over financial reporting. As a result of this material weakness, management concluded that the Company's internal control over financial reporting as of January 31, 2009 was not effective.

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

                                    March 23, 2009