Form 10-Q
period 2009-04-30
ROCKY MOUNTAIN MINERALS INC
filed 2009-06-12
CIK 312583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: April 30, 2009

                                       or

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

     Large accelerated filer [_]                    Accelerated filer [_]

     Non-accelerated filer [_]                     Smaller reporting company [X]
(Do not check if smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     117,176,139 shares of common stock, $0.001 par value, as of June 4, 2009.

FORM 10-Q

                              For the Quarter Ended
                                 April 30, 2009

                                Table of Contents


Part I.  FINANCIAL INFORMATION

          Item 1. Financial Statements.

               Consolidated Balance Sheets, April 30, 2009 (unaudited) and October 31, 2008 (audited)

               Consolidated Statement of Operations for the three months and six months ended April 30, 2009 and 2008 and cumulative amounts since inception (unaudited)

               Consolidated Statement of Cash Flows for the six months ended April 30, 2009 and 2008, and cumulative amounts since inception (unaudited)

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

          Signatures

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                       October 31, 2008 and April 30, 2009

                                     ASSETS

                  (Amounts in thousands, except per share data)


                                                  October 31,         April 30,
                                                      2008              2009
                                                   (Audited)        (Unaudited)
                                                  -----------       ----------
ASSETS
Current Assets:
         Cash                                     $         5       $       13
                                                  -----------       ----------
Total current assets                              $         5       $       13


Assets held for sale-net (Note 2)                         150              150
Deferred offering costs                                    68               68
                                                  -----------       ----------


TOTAL ASSETS                                      $       223       $      231
                                                  ===========       ==========



                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                       October 31, 2008 and April 30, 2009

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                  (Amounts in thousands, except per share data)

                                                  October 31,         April 30,
                                                     2008               2009
                                                   (Audited)        (Unaudited)
                                                  -----------       ----------
Current liabilities:
   Accounts payable                               $        35       $       43
   Accrued expenses                                         1               --
   Accrued Interest-related party (Note 4)                 43               52
   Note Payable - related party (Note 4)                  384              316
                                                  -----------       ----------
   Total current liabilities                              463              411
Stockholders' equity (deficit):
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                             2,200            2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized,
     102,176,139 (2008) 117,176,139
     (2009) shares issued and
     outstanding                                          102              117

   Capital in excess of par value                       4,027            4,109
   Deficit accumulated during the
     exploration stage                                 (6,569)          (6,606)
                                                  -----------       ----------

Total stockholders' equity (deficit)                     (240)            (180)
                                                  -----------       ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (deficit)                    $       223       $      231
                                                  ===========       ==========



                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                  (Amounts in Thousands, except per share data)

                                    For the Three Months    For the Six Months     Cumulative
                                       Ended April 30        Ended April 30,    amounts since
                                       2008      2009        2008       2009        inception
                                    -------    ---------   -------   --------    -------------
Revenues                             $   --    $     (1)   $    --   $     1    $         886
                                    -------    ---------   -------   --------    -------------

Costs and expenses:
Mill expense                             1           -         52          -            3,815
General and administrative              22           7         54         23            3,396
Depreciation, depletion
and amortization                        --           --        --         --              286
Interest                                12           7         23         15              897
                                    -------    ---------   -------   --------    -------------
Total costs and expenses                35          14        129         38            8,394

Loss before
extraordinary item                     (35)        (15)      (129)       (37)          (7,508)
Extraordinary gain on
extinguishment of debt                    --           --        --         --            902
                                     -------    ---------   -------   --------    -------------

Net loss (Note 2)                    $ (35)        (15)      (129)       (37)          (6,606)
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


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                 (Amounts in Thousands, except per share data)

                                                                       Cumulative
                                                 For the six Months     Amounts
                                                   Ended April 30,       since
                                                 2008          2009     inception
                                               ---------      --------  ----------
Net loss                                       $   (129)      $   (37)  $  (6,606)
                                               ---------      --------  ----------
Adjustments to reconcile net
loss to net cash used in
 operating activities:
Write-downs and asset sales                           --            --      3,355
Depreciation, depletion
   and amortization                                   --            --        286
Common stock issued for
   Services                                           --            --        505
  Changes in assets and liabilities:
      Prepaid expenses and deposits                 (1)             --         --
      Deferred offering costs                         --            --        (68)
      Accounts payable                             (17)             8          48
      Accrued expenses                              26              8          12
      Gain(loss) from foreign currency              (4)             1           1
      Cost of Beneficial Conversion                  8             --          30
                                              ---------      --------  ----------
Net cash used in operating
      activities                                  (117)           (20)     (2,437)

Cash flows from investing activities:
   Proceeds from sale of assets                    --              --         595
   Acquisition of assets                            (2)            --      (3,867)
                                              ---------      --------  ----------

Net cash used in
investing activities                                (2)            --      (3,272)
                                              ---------      --------  ----------

Cash flows from financing activities:
 Proceeds from Stock and
   borrowings                                       94             28       5,722
                                              ---------      --------  ----------
                                                    94             28       5,722
                                              ---------      --------  ----------

Increase (Decrease) in cash                        (25)             8          13

Cash at beginning of period                         37              5          --
                                              ---------      --------  ----------

Cash at end of period                         $     12       $     13  $       13
                                              =========      ========  ==========


                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended April 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008 as filed with the Securities and Exchange Commission (the "SEC").

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

Basis of presentation:

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at April 30, 2009 had minimal cash. As an exploration stage company, the Company relies on infusions of cash through the sale of assets held for sale, the performance of its investment in joint venture and the issuance of equity capital. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

Principles of Consolidation:

The Consolidated Financial Statements include the accounts of Rocky Mountain Minerals, Inc. and our former subsidiary, RMMI Australia Pty Ltd. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company's operations, including the Australian operations, is the U.S. dollar. During the quarter ended April 30,2009, the subsidiary was sold for nominal consideration in satisfaction of certain joint venture obligations.

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

On April 30, 2007, the Company entered into a non-negotiable convertible promissory note with Great Missenden Holdings Pty. Ltd. Pursuant to the Note, Great Missenden Holdings Pty Ltd has advanced an aggregate total of $300,000.The Note bore interest at a rate of 9% per annum, and is payable in full on June 30, 2009. The principal amount then outstanding under the Note is convertible by Great Missenden Holdings Pty Ltd at any time into shares of common stock of the Company at a conversion price of $0.025 per share. In addition, the Note is automatically convertible immediately prior to a merger of the Company with a wholly-owned Delaware subsidiary of the Company, into such number of shares of the Company's common stock which would result in the Lender owning 10% of the outstanding shares of the Delaware subsidiary after the merger. The Company recorded a discount on the note of $18,750 relating to the beneficial conversion feature. This discount will be amortized to interest expense over the term of the debt.

During 2008, Great Missenden Holdings Pty. Ltd. advanced the Company $84,000. The advance beard interest at the rate of 1% per month. During November 2008, Great Missenden Holdings Pty Ltd converted $96,974 of advances and interest into 15,000,000 Shares of common stock.

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

7.   Income taxes

At April 30, 2009, the Company had net operating loss carryforwards for tax purposes of approximately $1,696,000. If not used to offset future taxable income, the carryforwards will expire as follows:

         Fiscal Year of expiration                            Amount

                  2010                                       108,000
                  2011                                        25,000
                  2017                                       125,000
                  2019                                        29,000
                  2020                                        35,000
                  2021                                        89,000
                  2022                                       135,000
                  2023                                        98,000
                  2024                                        53,000
                  2025                                       399,000
                  2026                                        28,000
                  2027                                       357,000
                  2028                                       178,000
                  2029                                        37,000

At October 31, 2009 and April 30, 2009, total deferred tax assets and valuation allowances are as follows:

                                     October 31, 2008         April 30, 2009
                                     ----------------        ----------------
Net operating loss                            580,000                 594,000
Write-down of assets held                     612,000                 612,000
Total                                       1,192,000               1,206,000
Less valuation allowance                   (1,192,000)             (1,206,000)


A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

8. Basic and fully diluted loss per common share

Basic and fully diluted loss per common share is based on the weighted average number of shares of common stock outstanding during the six month periods ended April 30, 2009 and April 30, 2008, 115,518,680 shares in 2009 and 102,176,139 shares in 2008, and 69,471,702 shares for the period from May 19, 1978 through April 30, 2009 and for the three months ended April 30, 2009 and April 31, 2008 of 117,176,139 and 102,176,139. Basic and fully diluted earnings per share are the same in loss periods.

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

10.  Related party transactions

In fiscal 2007, the Company entered into a verbal agreement to reimburse Mr. E. Geoffrey Albers for office space and overhead. Total amounts paid and payable to Mr. E. Geoffrey Albers for office usage during the six month period ended April 30, 2009 was $2,200, as compared to $3,300 in the same period during 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FAS No 141R had no effect on our financial statements.

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

     o an inability to complete exploration activities, prove reserves of mineral resources in commercial quantities, extract such mineral resources in a cost-effective and timely manner, and sell such mineral resources on commercially attractive terms;
     o    a lack of managerial control over our projects;
     o    an inability to attract and retain management and qualified employees;
     o    a lack of liquidity and capital resources;
     o    an inability to obtain additional financings on favorable terms;
     o an inability to meet our financial commitments under existing exploration agreements;
     o fluctuations or declines in commodity prices and, in particular, in prices of nickel;
     o    land title disputes;
     o an introduction, withdrawal and timing of new business initiatives and strategies;
     o changes in political, economic and industry conditions, the interest rate environment, and the financial and capital markets, in either Australia or the United States;
     o    the impact of increased competition;
     o    the impact of future acquisitions or divestitures;
     o    unfavorable resolution of legal proceedings;
     o the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
     o the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies;
     o terrorist activities and international hostilities; and changes to tax legislation and our tax position.

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

The main purposes of the Merger are to (a) change our capital structure [to 14 eliminate the preferred stock], and (b) change the state of our incorporation from Wyoming to Delaware. The key intended benefits of the Merger are (a) the fact that the Merger is expected to enhance our ability to undertake financings, without which we will be unable to continue our current business, and (b) the fact that investors are generally more familiar with Delaware law than Wyoming law, and Delaware law affords a greater degree of certainty to investors and corporations.

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

During the last quarter, following advice from our consultants, we withdrew from the Carr Boyd joint venture following an extensive sampling program. In addition, We have also withdrawn from the Australian Nickel Joint Venture and the underlying Falcon bridge project before any substantial expenditure was incurred. We did this as a result of the significant fall in the price of nickel (the object of the exploration program) and in order to conserve our limited cash resources.

Due to our limited cash resources and the state of the world economic order, we are investigating various options as a means to ensure the ongoing survival of the Company in this climate.

We have spent a considerable amount of time and money in preparing the Company for a reorganization of its capital structure, with the object being the merger of the Company into a new entity (new Rocky - Delaware incorporated). While this remains an objective, our pursuit of this reorganization will of necessity be delayed until such time as the Company is in a position to fund this strategy.

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

The Company has reported on January 23, 2009 that RMMI Australia has formally withdrawn from the Carr Boyd Joint Venture.

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

The Company's 50% interest in the Falcon Bridge Joint Venture has been acquired by Strategic Energy Resources Ltd for nominal consideration, by way of an acquisition of our subsidiary RMMI Australia.

A decision was taken to withdraw from the Australian Nickel Joint Venture and in particular the Falcon Bridge Joint Venture, before any material expenditure had to be incurred. This decision was made based on the significant reduction in the market price of nickel, and following a change of direction by our joint venturer. The current economic climate and the medium term outlook are regarded as not being conducive to a high risk nickel exploration program.

There were no termination penalties incurred by RMMI.

The Company has disposed of our subsidiary, RMMI.

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

The following table sets forth certain relevant measures of our liquidity and capital resources:

                                        Year ended              Six months
                                     October 31, 2008          April 30, 2009
                                        (in $000,               (in $000,
                                      except ratios)          except ratios)
                                      --------------          --------------
 Cash and cash equivalents                       5                      13
 Working Capital (deficit)                    (458)                   (398)
 Current Assets                                  5                      13
 Current liabilities                           463                     411
 Ratio of current assets to
 current liabilities                           .01                     .03
 Stockholders' equity (deficit)                 *                        *
 per common share

     * Less than $.01 per share.

     We have not been profitable to date and have no operating revenue. We incurred Net losses of approximately $177,000 in the year ended October 31, 2008 and $357,000 and $28,000 on the years ended October 31, 2007 and October 31, 2006, respectively and had accumulated losses of approximately $6,569,000 as of October 31, 2008. We currently hold only approximately $13,000 in cash, as a result of receiving the proceeds of the issuance of the Convertible Note described in the following paragraph.

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

     Our cash has increased from $5,000 to $13,000 from October 31, 2008 to April 30, 2009 (from the issue of shares reported on November 20, 2008). Our current liabilities decreased from $463,000 to $411,000 from October 31, 2008 to April 30, 2009, due to the reduction of the debt under the Convertible Note.

We had a working capital deficit of $458,000 and a current ratio (a ratio of our current assets to our current liabilities) of 0.01 as of October 31, 2008, compared to a working capital deficit of $398,000 and a current ratio of 0.03 as of April 30, 2009, and due to the decrease in our current assets and an increase in our current liabilities as a result of the incurrence of the costs described in "Results of Operations" below.

     We expect we will require approximately $40,000 to complete the merger.

     Additionally, if shareholders dissenting from the Merger exercise their rights of appraisal, we may be required to pay significant amounts to such shareholders. In the absence of an additional financing or financings, we will not have sufficient funds to pay such amounts in connection with dissenting shareholders' appraisal rights.

     The financial requirements described in the preceding paragraphs of this section "--Liquidity and Capital Resources" will have the effect of decreasing our liquidity and exhausting our cash resources within 3 months. We will not be able to meet such requirements without additional financings. We expect that financings totalling at least $20,000 will be required by us in the next 3 months and financings totalling at least an additional $60,000 will be required by us in the next 12 months, to meet our working capital requirements and capital commitments.

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

     We incurred net losses of approximately $37,000 for the six months ended April 30, 2009, as compared to approximately $129,000 for the six months ended April 30, 2008, a decrease of 71%, and had accumulated losses of approximately $6,606,000 as of April 30, 2009.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FAS No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. FAS No. 159 also establishes additional disclosure requirements. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts FAS No. 157. The adoption of FAS No. 159 had no effect on our financial ststements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FAS No 141R had no effect on our financial statements.

Item 4T.  Controls and Procedures

a) Evaluation of Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report. We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision of our principal executive officer(who also serves as our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of April 30, 2009. A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is not a reasonable possibility that material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

     In evaluating internal controls, management considered the amount of the Company's financial activities and resources. We have for the past several years retained a part-time bookkeeper to assist its sole officer in completing the financial reporting process, but ultimately our principal executive and financial officer, is responsible not only for controls, but also for all other aspects of the Company's general ledger, disbursements and receipts, and financial statement preparation. Management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2009. Although the Company has financial controls and related procedures in place, the Company lacked the resources to implement the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, and therefore did not utilize this framework, or any other approved framework to assess the Company's internal control over financial reporting. Accordingly, our chief executive officer/chief financial officer was unable to assess the Company's internal controls over financial reporting in accordance with an established framework and, therefore, identified a material weakness in our internal controls over financial reporting. As a result of this material weakness, management concluded that the Company's internal control over financial reporting as of April 30, 2009 was not effective.

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

June 11, 2009