Form 10-Q
period 2009-07-31
ROCKY MOUNTAIN MINERALS INC
filed 2009-09-18
CIK 312583

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 2009

                                       or

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

     Large accelerated filer [_]                    Accelerated filer [_]

     Non-accelerated filer [_]                     Smaller reporting company [X]
(Do not check if smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     117,176,139 shares of common stock, $0.001 par value, as of September 17, 2009.

FORM 10-Q

                              For the Quarter Ended
                                  July 31, 2009

                                Table of Contents


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                  Consolidated Balance Sheets, July 31, 2009 (unaudited) and October 31, 2008 (audited)

                  Consolidated Statement of Operations for the three months and nine months ended July 31, 2009 and 2008 and cumulative amounts since inception (unaudited)

                  Consolidated Statement of Cash Flows for the nine months ended July 31, 2009 and 2008, and cumulative amounts since inception (unaudited)

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

         Signatures

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                       October 31, 2008 and July 31, 2009

                                     ASSETS

                  (Amounts in thousands, except per share data)


                                                   October 31,        July 31,
                                                     2008               2009
                                                   (Audited)        (Unaudited)
                                                   --------          ----------
ASSETS
Current Assets:
         Cash                                      $      5          $        1
                                                   --------          ----------
Total current assets                               $      5          $        1


Assets held for sale-net (Note 2)                       150                 150
Deferred offering costs                                  68                  68
                                                   --------          ----------


TOTAL ASSETS                                       $    223          $      219
                                                   ========          ==========



                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                       October 31, 2008 and July 31, 2009

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                  (Amounts in thousands, except per share data)

                                                    October 31,       July 31,
                                                       2008             2009
                                                    (Audited)       (Unaudited)
                                                   -----------      -----------
Current liabilities:
   Accounts payable                                $        35      $        19
   Accrued expenses                                          1               --
   Accrued Interest-related party (Note 4)                  43               60
   Note Payable - related party (Note 4)                   384              316
                                                   -----------      -----------
   Total current liabilities                               463              395

Stockholders' equity (deficit):
   Preferred Stock; $.05 par value,
     $.015 cumulative dividends,
     convertible; 44,000,000 shares
     authorized, 44,000,000 shares
     issued and outstanding                              2,200            2,200

   Common Stock; $.001 par value,
     250,000,000 shares authorized,
     102,176,139 (2008) 117,176,139
     (2009) shares issued and
     outstanding                                           102              117

   Capital in excess of par value                        4,027            4,109
   Deficit accumulated during the
     exploration stage                                  (6,569)          (6,602)
                                                   -----------      -----------

Total stockholders' equity (deficit)                      (240)            (176)
                                                   -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (deficit)                     $       223      $       219
                                                   ===========      ===========


                             See accompanying notes.


                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                  (Amounts in Thousands, except per share data)

                                    For the Three Months   For the Nine Months     Cumulative
                                        Ended July 31,        Ended July 31,     amounts since
                                      2008        2009       2008       2009       inception
                                    -------    ---------   -------   --------    -------------
Revenues                             $   --    $      --   $    --   $      1    $         886
                                    -------    ---------   -------   --------    -------------

Costs and expenses:
Mill expense                              5           --        57          --           3,815
General and administrative                9          (11)       63          12           3,385
Depreciation, depletion
and amortization                         --           --        --          --             286
Interest                                 12            7        35          22             904
                                    -------    ---------   -------   ---------    -------------
Total costs and expenses                 26           (4)      155          34           8,390

Income(Loss) before
extraordinary item                      (26)           4      (155)        (33)         (7,504)
Extraordinary gain on
extinguishment of debt                   --           --        --          --             902
                                     -------    ---------   -------   --------    -------------

Net income(loss) (Note 2)            $  (26)           4      (155)        (33)         (6,602)
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

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                 (Amounts in Thousands, except per share data)

                                                                      Cumulative
                                                For the nine Months     Amounts
                                                    Ended July 31,       since
                                                  2008        2009     inception
                                                -------     -------    ---------
Net loss                                        $  (155)    $   (33)   $ (6,602)
                                                -------     -------    --------
Adjustments to reconcile net
loss to net cash used in
 operating activities:
Write-downs and asset sales                          --          --       3,355
Depreciation, depletion
   and amortization                                  --          --         286
Common stock issued for
   Services                                          --          --         505
  Changes in assets and liabilities:
      Prepaid expenses and deposits                   3          --          --
      Deferred offering costs                        --          --         (68)
      Accounts payable                               (7)        (16)         24
      Accrued expenses                               33          16          20
      Gain(loss) from foreign currency               (3)          1           1
      Cost of Beneficial Conversion                  11          --          30
                                                -------     -------    --------
Net cash used in operating
      activities                                   (118)        (32)     (2,449)

Cash flows from investing activities:
   Proceeds from sale of assets                      --          --         595
   Acquisition of assets                             (2)         --      (3,867)
                                                -------     -------    --------

Net cash used in
investing activities                                 (2)         --      (3,272)
                                                -------     -------    --------

Cash flows from financing activities:
 Proceeds from Stock and
   borrowings                                        94          28       5,722
                                                -------     -------    --------
                                                     94          28       5,722
                                                -------     -------    --------

Increase (Decrease) in cash                         (26)         (4)          1

Cash at beginning of period                          37           5          --
                                                -------     -------    --------

Cash at end of period                           $    11     $     1    $      1
                                                =======     =======    ========


                             See accompanying notes.

                          ROCKY MOUNTAIN MINERALS, INC.
                        (An Exploration Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the nine months ended July 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008 as filed with the Securities and Exchange Commission (the "SEC").

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

Basis of presentation:

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred significant losses and at July 31, 2009 had minimal cash. As an exploration stage company, the Company relies on infusions of cash through the sale of assets held for sale, the performance of its investment in joint venture and the issuance of equity capital. As a result, substantial doubt exists about the Company's ability to continue to fund future operations using its existing resources.

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

Principles of Consolidation:

The Consolidated Financial Statements include the accounts of Rocky Mountain Minerals, Inc. and our former subsidiary, RMMI Australia Pty Ltd. All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company's operations, including the Australian operations, is the U.S. dollar. During the previous quarter, the Australian subsidiary was sold for nominal consideration in satisfaction of certain joint venture obligations.

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

Financial Instruments

The financial instruments recorded on our balance sheets include cash, related party notes and trade accounts payable. Due to their short term maturity, the carrying amounts of these financial instruments approximate fair value.

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

On April 30, 2007, the Company entered into a non-negotiable convertible promissory note with Great Missenden Holdings Pty. Ltd. Pursuant to the Note, Great Missenden Holdings Pty Ltd has advanced an aggregate total of $300,000.The Note bore interest at a rate of 9% per annum, and is payable in full on June 30, 2009. The principal amount then outstanding under the Note is convertible by Great Missenden Holdings Pty Ltd at any time into shares of common stock of the Company at a conversion price of $0.025 per share. In addition, the Note is automatically convertible immediately prior to a merger of the Company with a wholly-owned Delaware subsidiary of the Company, into such number of shares of the Company's common stock which would result in the Lender owning 10% of the outstanding shares of the Delaware subsidiary after the merger. The Company recorded a discount on the note of $18,750 relating to the beneficial conversion feature. This discount has been amortized to interest expense over the term of the debt.

During 2008, Great Missenden Holdings Pty. Ltd. advanced the Company $84,000. The advance was interest bearing at the rate of 1% per month. During November 2008, Great Missenden Holdings Pty Ltd converted $96,974 of advances and interest into 15,000,000 Shares of common stock.

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

7.   Income taxes

At July 31, 2009, the Company had net operating loss carryforwards for tax purposes of approximately $1,692,000. If not used to offset future taxable income, the carryforwards will expire as follows:

         Fiscal Year of expiration                            Amount

                  2010                                       108,000
                  2011                                        25,000
                  2017                                       125,000
                  2019                                        29,000
                  2020                                        35,000
                  2021                                        89,000
                  2022                                       135,000
                  2023                                        98,000
                  2024                                        53,000
                  2025                                       399,000
                  2026                                        28,000
                  2027                                       357,000
                  2028                                       178,000
                  2029                                        33,000

At October 31, 2009 and July 31, 2009, total deferred tax assets and valuation allowances are as follows:

                                     October 31, 2008         July 31, 2009
                                     ----------------        ----------------
Net operating loss                            580,000                 592,000
Write-down of assets held                     612,000                 612,000
Total                                       1,192,000               1,204,000
Less valuation allowance                   (1,192,000)             (1,204,000)


A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

8.   Basic and fully diluted loss per common share

Basic and fully diluted loss per common share is based on the weighted average number of shares of common stock outstanding during the nine month periods ended July 31, 2009 and July 31, 2008, 116,077,238 shares in 2009 and 102,176,139 shares in 2008, and 69,868,879 shares for the period from May 19, 1978 through July 31, 2009 and for the three months ended July 31, 2009 and July 31, 2008 of 109,592,806 and 102,176,139. Basic and fully diluted earnings per share are the same in loss periods.

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

10.  Related party transactions

In fiscal 2007, the Company entered into a verbal agreement to reimburse Mr. E. Geoffrey Albers for office space and overhead. Total amounts paid and payable to Mr. E. Geoffrey Albers for office usage during the nine month period ended July 31, 2009 was $2,200, as compared to $5,751 in the same period during 2008. During 2005, the Company issued an aggregate of 6,000,000 shares of common stock to two officers of the Company for prior services valued at $180,000. In 2006, the Company issued an aggregate of 4,000,000 shares of common stock to two officers of the Company for services during 2006 valued at $220,000.

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

12.  Subsequent events

Subsequent events have been evaluated as of the date of the financial statements have been issued.


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

The following table sets forth certain relevant measures of our liquidity and capital resources:

                                        Year ended              Nine months
                                     October 31, 2008          July 31, 2009
                                        (in $000,               (in $000,
                                      except ratios)          except ratios)
                                      --------------          --------------
 Cash and cash equivalents                       5                       1
 Working Capital (deficit)                    (458)                   (394)
 Current Assets                                  5                       1
 Current liabilities                           463                     395
 Ratio of current assets to
 current liabilities                           .01                    .003
 Stockholders' equity (deficit)                 *                        *
 per common share

     * Less than $.01 per share.

     We have not been profitable to date and have no operating revenue. We incurred Net losses of approximately $177,000 in the year ended October 31, 2008 and $357,000 and $28,000 on the years ended October 31, 2007 and October 31, 2006, respectively and had accumulated losses of approximately $6,569,000 as of October 31, 2008. We currently hold only approximately $1,000 in cash.

     On April 30, 2007 we entered into a non-negotiable convertible promissory note, referred to in this document as the Convertible Note, with Great Missenden Holdings Pty Ltd ("Missenden"), an Australian proprietary limited liability company. Ernest Geoffrey Albers, our former director who retired on July 31, 2006, who is our substantial shareholder, is the major shareholder of Missenden.

     Pursuant to the Convertible Note, Missenden advanced a total of $300,000 to us. The Convertible Note bears interest at a rate of 9% per annum, and was payable in full on June 30, 2008. This date has been extended by a further year one year, and is now payable in full on June 30, 2010 The Convertible Note is automatically convertible immediately prior to the Merger into such number of shares of our common stock which would result in Missenden owning 1% of New Rocky's Common Stock immediately after the Merger for each $30,000 of outstanding principal under the Convertible Note at the time of the Merger, up to a total of 10%.
Accordingly, it is expected that, immediately prior to the Merger, the Convertible Note will be automatically converted into such number of our common stock which will result in Missenden owning 10% of New Rocky's Common Stock immediately after the Merger. As of the date of this report, we owed Missenden a total of approximately $316,000 plus accrued interest . No payments of principal or interest have been made on the Convertible Note during its term.

     Our cash has decreased from $5,000 to $1,000 from October 31, 2008 to July 31, 2009. Our current liabilities decreased from $463,000 to $395,000 from October 31, 2008 to July 31, 2009, due to the reduction of the debt under the Convertible Note.

     We had a working capital deficit of $458,000 and a current ratio (a ratio of our current assets to our current liabilities) of 0.01 as of October 31, 2008, compared to a working capital deficit of $394,000 and a current ratio of
0.003 as of July 31, 2009, and due to the decrease in our current assets and our current liabilities as a result of the incurrence of the costs described in "Results of Operations" below.

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

     The financial requirements described in the preceding paragraphs of this section "--Liquidity and Capital Resources" will have the effect of decreasing our liquidity and exhausting our cash resources within 3 months. We will not be able to meet such requirements without additional financings. We expect that financings totaling at least $20,000 will be required by us in the next 3 months and financings totaling at least an additional $60,000 will be required by us in the next 12 months, to meet our working capital requirements and capital commitments.

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

     We incurred net losses of approximately $33,000 for the nine months ended July 31, 2009, as compared to approximately $155,000 for the nine months ended July 31, 2008, a decrease of 79%, and had accumulated losses of approximately $6,602,000 as of July 31, 2009.

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

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report. We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision of our principal executive officer(who also serves as our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of July 31, 2009. A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is not a reasonable possibility that material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

     In evaluating internal controls, management considered the amount of the Company's financial activities and resources. We have for the past several years retained a part-time bookkeeper to assist its sole officer in completing the financial reporting process, but ultimately our principal executive and financial officer, is responsible not only for controls, but also for all other aspects of the Company's general ledger, disbursements and receipts, and financial statement preparation. Management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2009. Although the Company has financial controls and related procedures in place, the Company lacked the resources to implement the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, and therefore did not utilize this framework, or any other approved framework to assess the Company's internal control over financial reporting. Accordingly, our chief executive officer/chief financial officer was unable to assess the Company's internal controls over financial reporting in accordance with an established framework and, therefore, identified a material weakness in our internal controls over financial reporting. As a result of this material weakness, management concluded that the Company's internal control over financial reporting as of July 31, 2009 was not effective.

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

                                    September 17, 2009